Form 10QSB
period 2007-05-31
Grand Motion, Inc.
filed 2007-08-17
CIK 1385596

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended May 31, 2007.

[  ]        Transition Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the transition period _____________ to ______________.


                        Commission File Number 333-141094


                               GRAND MOTION, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                         Pending
 ------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                          601 Union Street, Suite 4200
                                Seattle, WA 98101
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (206) 652-3283
                           ---------------------------
                           (Issuer's telephone number)


                                      None
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No
Yes X      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes X  No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
 Yes      No



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,020,000 Shares of $0.0001 par value Common Stock outstanding as of August 17, 2007.

Transitional Small Business Disclosure Format (Check one):     Yes    No X

                               GRAND MOTION, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  May 31, 2007

                                   (Unaudited)

                               GRAND MOTION, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                                 May 31,          November 30,
                                                                                   2007               2006
                                                                                   ----               ----
                                                    ASSETS                     (Unaudited)          (Audited)
                                                    ------
Current assets
   Cash                                                                         $         90    $         13,189
   Prepaid expenses                                                                      500                   -
   Security deposit                                                                      175                   -
                                                                                ------------          ----------
     Total current assets                                                                765              13,189

   Property and equipment, net                                                         1,610               1,894
   Distributor rights                                                                  1,000               1,000
                                                                                ------------          ----------
Total assets                                                                 $         3,375     $        16,083
                                                                                ============          ==========

                                        LIABILITIES & STOCKHOLDERS'EQUITY
                                        ---------------------------------

Current liabilities
   Accounts payable                                                          $         9,823     $             -
   Due to related parties                                                              3,675               3,675
   Notes payable related parties                                                      17,592              17,083
                                                                                ------------          ----------
      Total current liabilities                                                       31,090              20,758
                                                                                ------------          ----------

Stockholders' Equity
--------------------
Capital stock $0.0001 par value;
       100,000,000 shares authorized;
       4,000,000 shares issued and outstanding                                           400                 400
Deficit accumulated during the development stage                                (     28,115)       (      5,075)
                                                                                ------------         -----------
Total Stockholders' Equity                                                      (     27,715)       (      4,675)
                                                                                ------------         -----------
Total Liabilities and Stockholders' Equity                                   $         3,375     $        16,083
                                                                                ============         ===========



    The accompanying notes are an integral part of these financial statements

                               GRAND MOTION, INC.
                          (A Development Stage Company)
                           INTERIM STATEMENT OF INCOME
                                   (Unaudited)

                                                                                                         July 7, 2006
                                                        Three Months              Six Months              (Inception)
                                                            Ended                   Ended                   Through
                                                           May 31,                 May 31,                  May 31,
                                                            2007                     2007                    2007
                                                            ----                     ----                    ----
Revenue                                            $                  -    $                  -     $                  -


Expenses
   Accounting and audit fees                       $              2,500    $              6,810     $              6,810
   Depreciation                                                     142                     284                      326
   Bank charges  and interest                                       347                     715                      959
   Consulting                                                         -                   1,100                    1,100
   Officer compensation                                           1,000                   1,000                    3,000
   Office and administrative                                        864                   1,141                    1,216
   Organization costs                                                 -                       -                      664
   Legal                                                          2,500                    2500                    2,500
   Rent                                                             575                     890                      890
   Travel and promotion                                              53                     100                    2,150
   Website development                                                -                   8,500                    8,500
                                                        ---------------          --------------           --------------
Net income (loss)                                  $   (          7,981)   $   (         23,040)    $   (         28,115)
                                                        ===============          ==============
Net income (loss) per share
(Basic and fully diluted)                          $   (           0.00)   $   (          0.00)
                                                        ===============          ==============
Weighted average number of common shares
outstanding                                                   4,000,000               4,000,000
                                                        ===============          ==============


    The accompanying notes are an integral part of these financial statements

                               GRAND MOTION, INC.
                          (A Development Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                         July 7, 2006
                                                                                  Six Months             (Inception)
                                                                                     Ended                 Through
                                                                                    May 31,                May 31,
                                                                                     2007                    2007
                                                                                     ----                    ----
Cash Flows From Operating Activities
   Net income (loss)                                                         $  (        23,040)   $  (        28,115)

   Adjustments  to  reconcile  net  income to net cash  provided  by (used  for)
   operating activities:
     Depreciation                                                                           284                   326
     Prepaid expenses                                                           (           500)      (           500)
     Security deposit                                                           (           175)      (           175)
     Accounts payable                                                                     9,823                 9,823
     Accounts payable related parties                                                         -                 3,675
                                                                                ---------------        ---------------
        Net cash provided by (used for) operating activities                    (        13,608)      (        14,966)
                                                                                ---------------        ---------------
Cash Flows From Investing  Activities
     Purchase of fixed assets                                                                 -       (         1,936)
     Marketing and agency rights                                                              -       (         1,000)
                                                                                ---------------        ---------------
        Net cash provided by (used for) investing activities                                  -       (         2,936)
                                                                                ---------------        ---------------
Cash Flows From Financing  Activities
   Note payable related party                                                               509                17,592
   Issuance of common stock                                                                   -                   400
                                                                                ---------------        ---------------
        Net cash provided by (used for) financing activities                                509                17,992
                                                                                ---------------        ---------------

Net Increase (Decrease) In Cash                                                 (        13,099)                   90

Cash At The Beginning Of The Period                                                      13,189                     -
                                                                                ---------------        ---------------
Cash At The End Of The Period                                                $               90    $               90
                                                                                ===============        ===============

Supplemental disclosure:
  Cash paid for:
       Interest                                                              $                -    $                -
                                                                                ===============        ===============
       Income Taxes                                                          $                -    $                -
                                                                                ===============        ===============



   The accompanying notes are an integral part of these financial statements

                               GRAND MOTION, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                                   During the
                                                         Common Shares              Paid In        Development     Stockholders'
                                                         -------------
                                                    Number         Par Value        Capital           Stage           Equity
                                                    ------         ---------        -------           -----           ------
Balances, July 7, 2006                                       -  $            -  $            -   $            -  $            -

Issuance of stock for cash                           4,000,000             400               -                -             400
Net gain (loss) for the period
ended November 30, 2006                                      -               -               -      (     5,075)    (     5,075)
                                                   -----------     -----------     -----------       ----------     -------------
Balances, November 30, 2006                          4,000,000             400               -      (     5,075)    (      4,675)

Net gain (loss) for the period
ended May 31, 2007                                           -               -               -      (    23,040)    (    23,040)
                                                   -----------     -----------     -----------       ----------     --------------
Balances, May 31, 2007                               4,000,000  $          400  $            -   $  (    28,115) $  (    27,715)
                                                   ===========     ===========     ===========       ===========    ==============








   The accompanying notes are an integral part of these financial statements

                               GRAND MOTION, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2007
                                   (Unaudited)



Note 1        Nature and Continuance of Operations

               Organization
               -------------

              The Company was incorporated in the State of Nevada, United States of America on July 7, 2006, and its fiscal year end is November
              30. The Company has obtained a license to market, distribute or re-sell specialty tours, airline tickets and charter flights provided by a private company, in the United States of America and Canada.

              Going Concern
              -------------
              The Company commenced operations on July 7, 2006 and has not realized any revenues since inception. The Company has a deficit accumulated to May 31, 2007 in the amount of $28,115. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of 4,000,000 shares of capital stock for proceeds of $400 and loans and cash advances from a director in the amount of $21,010. Management plans to raise additional funds through issuance of additional capital stock and further loans from director.

              Unaudited Interim Financial Statements
              --------------------------------------

              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2006 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

Grand Motion, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
May 31, 2007
(Unaudited)  - Page 2



Note 2        Distributor rights
              ------------------

              Pursuant to a Marketing and Agency Agreement (the "Agreement") dated November 20, 2006, the Company acquired from a private company rights for distribution or re-sell specialty tours, airline tickets and charter flights provided by a private company (the "Products") in the United States of America and Canada for the following consideration:

                 -  Cash payment of $1,000 upon signing of the Agreement;
                 -  The Company  incurring web sites  development expenses up to
                   $10,000 by February 28, 2007; - The Company  incurrng minimum marketing expenses of $50,000 USD over the initial two year term of the Agreement .

              The Company will be paid commission on a quarterly basis at the rate of 5.0% of gross sales resulting from the sale of the Products by the private company.

              As at May 31, 2007, The Company paid $1,000 upon signing the Agreement and incurred $8,500 in website development costs.

Note 3        Capital Stock
              -------------

              The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundred of one cent ($0.0001) per share and no other class of shares is authorized.

              During the period from July 7, 2006 (inception) to November 30, 2006, the Company issued 4,000,000 shares of common stock to its director for total proceeds of $400.

              To May 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4        Related Party Transactions
              --------------------------

              a) The President of the Company provides management services to the Company. During the six months ended May 31, 2007 management services of $1,000 (November 30, 2006: $2,000) were charged to operations.

              b) During the period ended November 30, 2006 the President of the Company provided a $17,000 loan to the Company. The loan is payable on demand, unsecured, and bears interest at 6.0% per annum. As at May 31, 2007, the Company incurred $592 in interest expense related to this loan.

Note 5        Subsequent event
              ----------------

             Subsequent to May 31, 2007, the Company issued 3,020,000 shares of common stock at $0.015 per share for total proceeds of $45,300.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation
-------------------------

We plan to market specialty tours, spa packages and wellness-oriented vacations in Europe and Asia to the United States market. We plan to work primarily with travel agencies, tour operators and travel industry wholesalers located in Europe and Asia by offering marketing of their products in the United States of America. Our business plan focuses on two main products to market:

- Spa destinations targeted to U.S. Travelers; and
- North American spas, wellness vacations and outdoor adventure holidays targeted to Eastern European customers.

Our business plan for the next 12 months is as follows:

We intend to finalize the marketing plan for Avia Mir products, develop the web portal and begin marketing activity to attract potential customers to the web portal. We intend to accomplish the foregoing through the following milestones:

- We will focus on development of the web portal (www.grandmotion.com) to introduce Avia Mir tours to the U.S. market. The web portal will also integrate with Avia Mir reservation system to direct consumers interested in booking a tour or a room in a spa or resort to complete the transaction on the Avia Mir website. We estimate the cost of the web portal for the initial launch to be approximately $12,000. We believe it will cost a minimum of $7,000 for execution of our marketing plan for the web portal over the next 12 months in addition to the cost of the initial launch of $12,000.

- We plan to exhibit at 4 tradeshows held in the United States and Europe over the next twelve months. Our ability to participate in the tradeshows will depend on the funds raised by equity financing from the sale of our common stock. We anticipate the cost of participating in 4 tradeshows to be approximately $40,000.

As well, we anticipate spending an additional $11,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $70,000.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing.

Results of Operations For Period Ending May 31, 2007
----------------------------------------------------

We did not earn any revenues during the six-month period ending May 31, 2007. During the period ended May 31, 2007, we incurred operating expenses in the amount of $23,040. These operating expenses were comprised of accounting and audit fees of $6,810, depreciation of $284, bank charges and interest expense of $715, consulting fees of $1,100, officer compensation of $1,000, office and administration of $1,141, legal fees of $2,500, rent of $890, travel and promotion of $100 and website development costs of $8,500.

As at May 31, 2007, the Company had assets totalling $3,375, and liabilities totalling $31,090 for a working capital deficiency of $30,325.

During the period ended November 30, 2006 the President of the Company provided a $17,000 loan to the Company. The loan is payable on demand, unsecured, and bears interest at 6.0% per annum. As at May 31, 2007, the Company incurred $592 in interest expense related to this loan.

On July 10, 2007, the Company's Registration Statement on the Form SB-2 became effective. To date the Company issued 3,020,000 shares of common stock for cash proceeds of $45,300 pursuant to this Registration Statement.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies
----------------------------

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Revenue Recognition
-------------------

We  recognize  revenue  when  all of  the  following  criteria  have  been  met:
persuasive evidence for an arrangement exists; delivery has occurred; the commission is fixed or determinable; and collection is reasonably assured. The commission representing 5.0% of the private company's gross sales is recognized as income over the term of the contract with this private company. The amount of the commission is determined based on the quarterly sales reports of the private company. The private company recognizes the sale of its product during the reporting period when the company received the payment and the product was delivered to the customer's delivery site prior to the period end.

Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of August 17, 2007. This evaluation was conducted by Janetta Voitenkova and Nikolay Bulbash, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Janetta Voitenkova and Nikolay Bulbash our chief executive officer and principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.


Item 2. Changes in Securities
-----------------------------
None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

On August 9, 2007 we have filed the Form 8-K announcing the appointement of a director to the Company's Board of Directors.

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grand Motion, Inc.

/s/ Janetta Voitenkova
---------------------------
Janetta Voitenkova
President, Chief Executive
Officer, and Director
Dated: August 17, 2007

/s/ Nikolay Bulbash
---------------------------
Nikolay Bulbash
Chief Financial Officer, Secretary
Treasurer, principal accounting
officer and Director
Dated: August 17, 2007