Form 10QSB
period 2007-08-31
Grand Motion, Inc.
filed 2007-10-12
CIK 1385596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of  1934

            For the quarterly period ended August 31, 2007.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

            For the transition period _____________ to ______________.


                        Commission File Number 333-141094


                               GRAND MOTION, INC.

        (Exact name of small business issuer as specified in its charter)

          Nevada                                      75-3255895
------------------------------------     -------------------------------------
 (State or other jurisdiction of         (IRS Employer Identification Number)
  incorporation or organization)


                          601 Union Street, Suite 4200
                                Seattle, WA 98101
                       ----------------------------------------
                       (Address of principal executive offices)

                                 (206) 652-3283
                           ---------------------------
                           (Issuer's telephone number)


                                      None
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,020,000 Shares of $0.0001 par value Common Stock outstanding as of October 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               GRAND MOTION, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 August 31, 2007

                                   (Unaudited)

                               GRAND MOTION, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                                August 31,        November 30,
                                                                                   2007               2006
                                                                                   ----               ----
                                                    ASSETS                     (Unaudited)          (Audited)
                                                    ------
Current assets
   Cash                                                                       $       27,529    $         13,189
   Prepaid expenses                                                                      500                   -
   Security deposit                                                                      175                   -
                                                                              --------------    ----------------
     Total current assets                                                             28,204              13,189

   Property and equipment, net                                                         1,468               1,894
   Distributor rights                                                                  1,000               1,000
                                                                              --------------    ----------------
Total assets                                                                 $        30,672     $        16,083
                                                                              ==============    ================

                                        LIABILITIES & STOCKHOLDERS'EQUITY
Current liabilities
   Accounts payable                                                          $         8,500     $             -
   Due to related parties                                                              3,675               3,675
   Notes payable related parties                                                      17,849              17,083
                                                                              --------------    ----------------
      Total current liabilities                                                       30,024              20,758
                                                                              --------------    ----------------


Stockholders' Equity
--------------------
Capital stock $0.0001 par value;
       100,000,000 shares authorized;
       7,020,000 shares issued and outstanding
        (November 30, 2006 - 4,000,000)                                                  702                 400
Additional paid in capital                                                            44,998                   -
Deficit accumulated during the development stage                                (     45,052)       (      5,075)
                                                                              --------------    ----------------
Total Stockholders' Equity                                                               648        (      4,675)
                                                                              --------------    ----------------
Total Liabilities and Stockholders' Equity                                   $        30,672     $        16,083
                                                                              ==============    ================



   The accompanying notes are an integral part of these financial statements

                               GRAND MOTION, INC.
                          (A Development Stage Company)
                           INTERIM STATEMENT OF INCOME
                                   (Unaudited)

                                                                                       July 7, 2006            July 7, 2006
                                        Three Months            Nine Months             (Inception)            (Inception)
                                          Ended                   Ended                  Through                 Through
                                         August 31,             August 31,               August 31,             August 31,
                                          2007                    2007                     2006                    2007
                                          ----                    ----                     ----                    ----
Revenue                               $           -            $          -             $         -           $           -
                                      -------------            ------------             -----------           --------------
Expenses
   Accounting and audit fees          $       2,500            $      9,310             $         -           $       9,310
   Depreciation                                 142                     426                       -                     468
   Bank charges  and interest                   302                   1,017                       -                   1,261
   Consulting                                 6,500                   7,600                       -                   7,600
   Officer compensation                       1,000                   2,000                       -                   4,000
   Office and administrative                    243                   1,384                       -                   1,459
   Organization costs                             -                       -                     664                     664
   Legal                                          -                   2,500                       -                   2,500
   Rent                                         577                   1,467                       -                   1,467
   Travel and promotion                       4,876                   4,976                       -                   7,026
   Transfer agent                               797                     797                       -                     797
   Website development                            -                   8,500                       -                   8,500
                                      -------------            ------------             -----------           --------------
Net income (loss)                     $   (  16,937)            $  ( 39,977)           $   (    664)          $  (   45,052)
                                      =============            ============            ============           ==============
Net income (loss) per share
(Basic and fully diluted)             $  (     0.00)            $  (   0.00)           $   (  0.00)
                                      =============            ============            ============

Weighted average number of
common shares outstanding                 5,245,109               4,816,066                      -
                                      =============            ============            ============



   The accompanying notes are an integral part of these financial statements

                               GRAND MOTION, INC.
                          (A Development Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        July 7, 2006           July 7, 2006
                                                                   Nine Months          (Inception)            (Inception)
                                                                     Ended               Through                 Through
                                                                   August 31,           August 31,              August 31,
                                                                     2007                 2006                    2007
                                                                     ----                 ----                    ----
Cash Flows From Operating Activities
   Net income (loss)                                          $  (   39,977)         $  (      664)          $  (    45,052)

   Adjustments to reconcile net income to net cash
   provided  by (used for) operating activities:
     Depreciation                                                       426                      -                      468
     Prepaid expenses                                            (      500)                     -               (      500)
     Security deposit                                            (      175)                     -               (      175)
     Accounts payable                                                 8,500                      -                    8,500
     Accounts payable related parties                                     -                    664                    3,675
                                                              -------------           ------------            --------------
        Net cash provided by (used for) operating activities     (   31,726)                     -               (   33,084)
                                                              -------------           ------------            --------------

Cash Flows From Investing  Activities
     Purchase of fixed assets                                             -                      -               (    1,936)
     Marketing and agency rights                                          -                      -               (    1,000)
                                                              -------------           ------------            --------------
        Net cash provided by (used for) investing activities              -                      -               (    2,936)
                                                              -------------           ------------            --------------

Cash Flows From Financing  Activities
   Note payable related party                                           766                      -                   17,849
   Issuance of common stock                                          45,300                      -                   45,700
                                                              -------------           ------------            --------------
        Net cash provided by (used for) financing activities         46,066                      -                   63,549
                                                              -------------           ------------            --------------

Net Increase (Decrease) In Cash                                      14,340                      -                   27,529

Cash At The Beginning Of The Period                                  13,189                      -                        -
                                                              -------------           ------------            --------------

Cash At The End Of The Period                                 $      27,529           $          -            $      27,529
                                                              =============           ============            ==============

Supplemental disclosure:
  Cash paid for:
       Interest                                               $           -           $          -            $           -
                                                              =============           ============            ==============
       Income Taxes                                           $           -           $          -            $           -
                                                              =============           ============            ==============


   The accompanying notes are an integral part of these financial statements

                               GRAND MOTION, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                Deficit
                                                                                              Accumulated
                                                                                               During the
                                                    Common Shares               Paid In       Development      Stockholders'
                                                    -------------
                                                Number         Par Value        Capital          Stage            Equity
                                                ------         ---------        -------          -----            ------
Balances, July 7, 2006                                  -   $            -  $            -  $            -   $            -

Issuance of stock for cash                      4,000,000              400               -               -              400
Net gain (loss) for the period
ended November 30, 2006                                 -                -               -     (     5,075)     (     5,075)
                                                ---------   --------------  --------------  ---------------  ---------------
Balances, November 30, 2006                     4,000,000              400               -     (     5,075)     (     4,675)

Issuance of stock for cash:
   - at $0.015 per share                        3,020,000              302          44,998               -           45,300
Net gain (loss) for the period
ended August 31, 2007                                   -                -               -     (    39,977)     (    39,977)
                                                ---------   --------------  --------------  ---------------  ---------------
Balances, August 31, 2007                       7,020,000   $          702  $       44,998  $  (    45,052)  $          648



   The accompanying notes are an integral part of these financial statements

                               GRAND MOTION, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2007
                                   (Unaudited)


Note 1        Nature and Continuance of Operations

               Organization

              The Company was incorporated in the State of Nevada, United States of America on July 7, 2006, and its fiscal year end is November
              30. The Company has obtained a license to market, distribute or re-sell specialty tours, airline tickets and charter flights provided by a private company, in the United States of America and Canada.

              Going Concern
              The Company commenced operations on July 7, 2006 and has not realized any revenues since inception. The Company has a deficit accumulated to August 31, 2007 in the amount of $45,052. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of 7,020,000 shares of capital stock for proceeds of $45,700 and loans and cash advances from a director in the amount of $21,524. Management plans to raise additional funds through issuance of additional capital stock and further loans from director.

              Unaudited Interim Financial Statements

              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2006 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

Grand Motion, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
August 31, 2007
(Unaudited)  - Page 2



Note 2        Distributor rights

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

              As at August 31, 2007, The Company paid $1,000 upon signing the Agreement and incurred $8,500 in website development costs.

Note 3        Capital Stock

              The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundred of one cent ($0.0001) per share and no other class of shares is authorized.

              During the period from July 7, 2006 (inception) to November 30, 2006, the Company issued 4,000,000 shares of common stock to its director for total proceeds of $400. During the nine months ended August 31, 2007, the Company issued 3,020,000 shares of common stock at $0.015 per share for total proceeds of $45,300.

              To August 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4        Related Party Transactions

               a) The President of the Company provides management services to the Company. During the nine months ended August 31, 2007 management services of $2,000 (November 30, 2006: $2,000) were charged to operations.

               b) During the period ended November 30, 2006 the President of the Company provided a $17,000 loan to the Company. The loan is payable on demand, unsecured, and bears interest at 6.0% per annum. As at August 31, 2007, the Company incurred $849 in interest expense related to this loan.

Forward-Looking Statements

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

               -    Spa destinations targeted to U.S. travellers; and

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

As well, we anticipate spending an additional $9,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $67,000.

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

Results of Operations For Period Ending August 31, 2007

We did not earn any revenues during the nine-month period ending August 31, 2007. During the period ended August 31, 2007, we incurred operating expenses in the amount of $39,977. These operating expenses were comprised of accounting and audit fees of $9,310, depreciation of $426, bank charges and interest expense of $1,017, consulting fees of $7,600, officer compensation of $2,000, office and administration of $1,384, legal fees of $2,500, rent of $1467, travel and promotion of $4,976, transfer agent fees of $797 and website development costs of $8,500.

As at August 31, 2007, the Company had assets totalling $30,672, and liabilities totalling $30,024 for a working capital of $648.

During the period ended November 30, 2006 the President of the Company provided a $17,000 loan to the Company. The loan is payable on demand, unsecured, and bears interest at 6.0% per annum. As at August 31, 2007, the Company incurred $849 in interest expense related to this loan.

On July 10, 2007, the Company's Registration Statement on the Form SB-2 became effective. To date the Company issued 3,020,000 shares of common stock for cash proceeds of $45,300 pursuant to this Registration Statement.

Effective October 10, 2007, the company's shares were quoted on the over-the-counter-bulletin-board (OTCBB) under the symbol "GDNM".

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

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of October 12, 2007.This evaluation was conducted by Janetta Voitenkova and Nikolay Bulbash, our chief executive officer and our principal accounting officer.

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

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.


Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

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

Grand Motion, Inc.
                                     /s/ Janetta Voitenkova
                                     ---------------------------
                                     Janetta Voitenkova
                                     President, Chief Executive
                                     Officer, and Director
                                     Dated: October 12, 2007

                                     /s/ Nikolay Bulbash
                                     ---------------------------
                                     Nikolay Bulbash
                                     Chief Financial Officer, Secretary
                                     Treasurer, principal accounting
                                     officer and Director
                                     Dated: October 12, 2007