Form 10KSB
period 2007-11-30
Grand Motion, Inc.
filed 2008-02-27
CIK 1385596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission file number  333-141094

Grand Motion, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	75-3255895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Union Street, Suite 4200 Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

(206) 652-3283

 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act

Common stock, par value $0.0001 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X ]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer’s revenues for its most recent fiscal year: $0

As of November 30, 2007, the aggregated market value of the common stock held by non-affiliates was approximately $45,300 based upon the price at which the common shares were sold in the most recent private placement.

As of February 14, 2008, there were 7,020,000 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I

Item 1.  Description of Business

We were incorporated in the State of Nevada on July 7, 2006.  We originally commenced operations by entering into an exclusive marketing and agency agreement with Avia Mir.  Avia Mir (http://www.avia-mir.ru) is a private company, based in Moscow, Russia, that sells specialty tours, vacation packages, airline tickets and charter flights to customers in Russia and former CIS countries.  We are a development stage corporation with limited operations and no revenues from our business operations.  For the period ended November 30, 2006, and November 30, 2007, we generated no revenue.

Through the period covered by this report, we have conducted limited operations.  We had executed one Distributor and Marketing Agreement with OOOAvia Mir ("Avia Mir"), a Travel Agency and Tour Operator based in Moscow, Russia.  As part of our operations to date, we had begun the development of our website intended to market the Avia Mir tours.

On January 31, 2008 (the "Effective Date"), pursuant to an agreement between Janetta Voitenkova and Bluemark Inc. ("Agreement") purchased 4,000,000 shares of Grand Motion common stock for $50,000 and whereby, Janetta Voitenkova, and Nikolay Bulbash resigned from the Company's Board of Directors and Xinjun Wang was appointed to the Board of Directors of the Company. In addition, Jim Akrivos was appointed as President of Grand Motion Inc., and Janetta Voitenkova and Nikolay Bulbash resigned as President, Secretary, and Treasurer.  Further information relating to the matter is stated in the Company’s Form 8K, filed with the SEC on February 11, 2008.

We intend to phase out our travel and tour business during the second quarter of 2008 and pursue a variety of consulting and joint venture opportunities in the People’s Republic of China (“PRC”) in the food processing and alternative fuel manufacturing industries.  We currently propose to develop such projects using for each, one of two business models.  In the first model, we propose to consult to and operate the business of various companies in PRC.  In the second model, we propose to attempt to enter into joint ventures with other companies in PRC, whereby it is currently contemplated that any such company would contribute their assets to a joint venture and we would perform (and/or arrange for) all of the development activities and obtain all required funding necessary to develop and enhance the partner’s current business.

Our plan of operation is forward looking and there is no assurance that we will ever be successful in our plan of operations.

Trademarks and Copyrights

We have not filed for any protection of our trademarks.

Item 2.  Description of Property

Our business office is located at 601 Union Street, Suite 4200, Seattle, Washington 98101.  Our telephone number is (206) 652-3283.  The total net book value of the Company's premises and equipment (furniture, fixtures and equipment) at November 30, 2007 was $1,326.

Item 3.  Legal Proceedings

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is known to be a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Effective October 10, 2007, the company's shares were quoted on the over-the-counter-bulletin-board (OTCBB) under the symbol "GDNM".  The following table sets forth the high and low bid prices our common stock for each fiscal quarter, in 2007.

The bid prices are inter-dealer prices, without retail markup, markdown or commission, and do not reflect actual transactions.

Period

High Bid

Low Bid

December 1, 2006 – February 28, 2007

n/a

n/a

March 1, 2007  May 31, 2007

n/a

n/a

June 1, 2007 - August 31, 2007

n/a

n/a

September 1, 2007  November 30, 2007

$0.25

n/a

As of November 30, 2007, there were approximately 34 holders of record of our Common Stock, with a total of 7,020,000 shares issued and outstanding.

We have not paid any dividends with respect to our Common Stock and we have no plan to pay any dividends in the foreseeable future. The Company intends to retain its earnings to support the growth and expansion of its business.

At the present time, 4,000,000 of these shares are held by the officers and directors of the Company. The remaining 3,020,000 shares are held by those who are not affiliates of Grand Motion.

Of the 3,020,000 shares registered to those who are not officers, directors or controlling stockholders of the Company, 3,020,000 shares may be resold by their registered owners, without restriction pursuant to the Company's Registration Statement on the Form SB-2 became effective on July 10, 2007.

We believe that though the 4,000,000 shares held by the officers, directors and controlling stockholders of the Company are not presently eligible to be sold without registration under paragraph (k) of Rule 144 because the registered owners of the shares are affiliates of Grand Motion within the meaning of that provision, all of these stockholders have established the one-year holding period required as a condition for reliance on Rule 144 to afford safe harbor for the sale of limited quantities of the shares so long as they comply with the requirements of paragraphs (c), (e), (f) and (h) of the Rule, and specifically the requirement that they limit the quantity of shares to 1% of the issued and outstanding shares of the Company each quarter.

Sales of restricted shares under Rule 144 might have a depressive effect on the price at which Grand Motion shares might trade.

On August 3, 2007 the Board of Directors of Grand Motion, Inc. (the "Company") appointed Mr. Nikolay Bulbash as a director of the Company. Mr. Bulbash would also serve as the Company's Secretary, Treasurer and Chief Financial Officer.

On July 10, 2007, the Company's Registration Statement on the Form SB-2 became effective.  The Company issued 3,020,000 shares of common stock at $0.015 per share for cash proceeds of $45,300 pursuant to this Registration Statement during July 10, 2007 to August 31, 2007.

During July 2006 the Company issued 4,000,000 shares of common stock to its founding director for total proceeds of $400.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the Company's financial position and results of operation and should be read in conjunction with the information set forth under Item 1 – Description of Business  and the consolidated financial statement and notes thereto appearing elsewhere in this report. Certain statements contained in this Annual Report on Form 10-KSB, including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements." You should not place undue reliance on these forward looking statements. Our actual results could differ materially from those anticipated in these forward looking statements for many reasons, including the risks faced by us described in the Annual Report and in other documents we file with the Securities and Exchange Commission.

Plan of Operation

During the first quarter of 2008, the Company intends to phase out its travel and tour operations and will begin focusing on other activities that generate revenue and have operations in the People’s Republic of China (“PRC”) and elsewhere internationally.  The Company contemplates on developing a number of projects (each a “Project”, and collectively, the “Projects”) in the PRC.  The Company currently proposes to develop such Projects using for each, one of two business models.  In the first model, the Company proposes to consult to and operate businesses located in the PRC.  In the second model, the Company proposes to attempt to enter into joint ventures with other PRC companies, whereby it is currently contemplated that any such cement company would contribute their assets to a joint venture and the Company will perform (and/or arrange for) all of the development activities and obtain all required funding necessary to develop and enhance the partner’s current business.

Overall, we anticipate spending an additional $9,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $100,000.

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

Results of Operations Year Ended November 30, 2007

We did not earn any revenues during the period year ending November 30, 2007. During the period ended November 30, 2007, we incurred operating expenses in the amount of $53,228. These operating expenses were comprised of accounting and audit fees of $7,000, depreciation of $568, bank charges and interest expense of $1,272, consulting fees of $9,670, officer compensation of $3,000, office and administration of $1,047, rent of $2,006, travel and promotion of $8,212, transfer agent fees of $11,893 and website development costs of $8,500.

As at November 30, 2007, the Company had assets totaling $11,002 and liabilities totaling $33,575.

During the period ended November 30, 2006 the President of the Company provided a $17,000 loan to the Company. The loan is payable on demand, unsecured, and bears interest at 6.0% per annum. As at August 31, 2007, the Company incurred $1,103 in interest expense related to this loan.

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

From Inception on July 7, 2006 to February 28, 2007

During the period from our inception to February 28, 2007, we have completed our business plan and entered into our first marketing and agency agreement with Avia Mir. We hired consultants in the areas of bookkeeping and accounting. We retained an attorney to prepare an SB-2 Registration Statement, and an auditor to audit our financial statements. Our loss since inception is $20,134 of which $4,310 for accounting and audit fees, $184 is for depreciation; $612 for bank charges and interest expense; $1,100 for consulting, $2,000 for officer compensation; $352 for office and administrative expenses; $664 for organization costs; $315 for rent, $2,097 for travel expenses and $8,500 for website development.

We have reserved the domain name www.grandmotion.com for web portal development and introduction of Avia Mir tours to the U.S. market. The web portal will also integrate with Avia Mir reservation system to direct consumers interested in booking a tour or a room in a spa or resort to complete the transaction on the Avia Mir website.  Since inception, we have sold 4,000,000 shares of common stock to our President for $400.

Liquidity and Capital Resources

As at November 30, 2006, our total assets were $$16,083 comprising of cash of $13,189, property and equipment of $1,894, and distributor rights of $1,000), and our total liabilities were $30,324 (November 30, 2006 - $20,758) for a total working capital deficit of $7,569.  During the period ended November 30, 2006, the President of the Company provided a $17,000 loan to the Company in accordance with loan agreement. The loan is payable on demand, unsecured, and bears interest at 6.0% per annum.

As at November 30, 2006, Janetta Voitenkova, our President, is owed $20,758 for cash advances and expenditures incurred on behalf of the company. This amount consists of the $17,000 loan principal, $335 of accrued interest and $3,675 for expenses incurred on behalf of the Company. We expect to incur substantial losses over the next two years.

As of November 30, 2006, we had cash of $13,189, and we believe that we need approximately an additional $45,000 to meet our capital requirements over the next 12 months.

Known Material Trends and Uncertainties

As of November 30, 2007, Grand Motion has no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 7.  Financial Statements

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F1

FINANCIAL STATEMENTS

Balance Sheet as of November 30, 2007 and 2006 (audited)

F2

Statement of Operations for the year ended November 30, 2007 and the period from inception (July 7, 2006) to November 30, 2006 and November 30, 2007 (audited)

F3

Statement of Cash Flows for the year ended November 30, 2007 and the period from inception (July 7, 2006) to November 30, 2006 and November 30, 2007 (audited)

F4

Statement of Stockholders’ Equity for the period from inception (July 7, 2006)

F5

to November 30, 2007 (audited)

NOTES TO FINANCIAL STATEMENTS

F6 – F10

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303) 306-1967

Fax (303) 306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Grand Motion, Inc.

Seattle, Washington

I have audited the accompanying balance sheet of Grand Motion, Inc. (a development stage company) as of November 30, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the year ended November 30, 2007, the period from July 7, 2006 (inception) through November 30, 2006, and for the period from July 7, 2006 (inception) through November 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Motion, Inc. as of November 30, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the year ended November 30, 2007, the period from July 7, 2006 (inception) through November 30, 2006, and for the period from July 7, 2006 (inception) through November 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

/s/ Ronald R. Chadwick, P.C.

January 8, 2008

RONALD R. CHADWICK, P.C.

GRAND MOTION, INC.

(A Development Stage Company)

BALANCE SHEETS

November 30, 2007 and 2006

2007

2006

ASSETS

Current assets

Cash

$

9,501

$

13,189

Security deposit

175

-

Total current assets

9,676

13,189

Property and equipment, net

1,326

1,894

Distributor rights

-

1,000

Total assets

$

11,002

$

16,083

LIABILITIES & STOCKHOLDERS’EQUITY

Current liabilities

Accounts payable

$

11,797

$

-

Due to related parties

3,675

3,675

Notes payable related parties

18,103

17,083

Total current liabilities

33,575

20,758

Stockholders’ Equity

Capital stock $0.0001 par value;

100,000,000 shares authorized;

7,020,000 shares issued and outstanding

(November 30, 2006 - 4,000,000)

702

400

Additional paid in capital

36,028

-

Deficit accumulated during the development stage

(

59,303)

(

5,075)

Total Stockholders’ Equity

(

22,573)

(

4,675)

Total Liabilities and Stockholders’ Equity

$

11,002

$

16,083

The accompanying notes are an integral part of these financial statements

F2

GRAND MOTION, INC.

(A Development Stage Company)

STATEMENT OF INCOME

July 7, 2006

July 7, 2006

Year

(Inception)

(Inception)

Ended

Through

Through

November 30,

November 30,

November 30,

2007

2006

2007

Revenue

$

-

$

-

$

-

Expenses

Accounting and audit fees

$

7,000

$

-

$

7,000

Depreciation

568

42

610

Bank charges  and interest

1,272

244

1,516

Consulting

9,670

-

9,670

Officer compensation

3,000

2,000

5,000

Office and administrative

1,047

75

1,122

Organization costs

-

664

664

Rent

2,066

-

2,066

Travel and promotion

8,212

2,050

10,262

Transfer agent

11,893

-

11,893

Website development

8,500

-

8,500

Net income (loss) before other item

(

53,228)

(

5,075)

(

58,303)

Other Item

Write off of distributor rights

(

1,000)

-

(

1,000)

Net income (loss)

$

(

54,228)

$

(

5,075)

$

(

59,303)

Net income (loss) per share

(Basic and fully diluted)

$

(

0.01)

$

(

0.00)

Weighted average number of common shares

outstanding

5,066,767

1,232,877

The accompanying notes are an integral part of these financial statements

F3

GRAND MOTION, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

July 7, 2006

July 7, 2006

Year

(Inception)

(Inception)

Ended

Through

Through

November 30,

November 30,

November 30,

2007

2006

2007

Cash Flows From Operating Activities

Net income (loss)

$  (

54,228)

$  (

5,075)

$  (

59,303)

Adjustments to reconcile net income to net cash

provided by (used for) operating activities:

Depreciation

568

42

610

Security deposit

(

175)

-

(

175)

Accounts payable

11,797

-

11,797

Accounts payable related parties

-

3,675

3,675

Write off of distributor rights

1,000

-

1,000

Net cash provided by (used for) operating activities

(

41,038)

-

(

42,396)

Cash Flows From Investing  Activities

Purchase of fixed assets

-

(

1,936)

(

1,936)

Distributor rights

-

(

1,000)

(

1,000)

Net cash provided by (used for) investing activities

-

(

2,936)

(

2,936)

Cash Flows From Financing  Activities

Note payable related party

1,020

17,083

18,103

Issuance of common stock (net)

36,330

400

36,730

Net cash provided by (used for) financing activities

37,350

17,483

54,833

Net Increase (Decrease) In Cash

(3,688)

13,189

9,501

Cash At The Beginning Of The Period

13,189

-

-

Cash At The End Of The Period

$

9,501

$

13,189

$

9,501

Supplemental disclosure:

Cash paid for:

Interest

$

-

$

-

$

-

Income Taxes

$

-

$

-

$

-

The accompanying notes are an integral part of these financial statements

F4

GRAND MOTION, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

Deficit

Accumulated During the

Common Shares

Paid In

Development   Stockholders’

Number

Par Value

Capital

Stage

Equity

Balances, July 7, 2006

-

$

-

$

-

$

-

$

-

Issuance of stock for cash

4,000,000

400

-

-

400

Net gain (loss) for the period

ended November 30, 2006

-

-

-

(

5,075)

(

5,075)

Balances, November 30, 2006

4,000,000

400

-

(

5,075)

(

4,675)

Issuance of stock for cash:

- at $0.015 per share (net)

3,020,000

302

36,028

-

36,330

Net gain (loss) for the year

ended November 30, 2007

-

-

-

(

54,228)

(

54,228)

Balances, November 30, 2007

7,020,000

$

702

$

36,028

$(

59,303)

$  (22,573)

The accompanying notes are an integral part of these financial statements

F5

GRAND MOTION, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2007

Note 1

Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada, United States of America on July 7, 2006, and its fiscal year end is November 30. The Company has obtained a license to market, distribute or re-sell specialty tours, airline tickets and charter flights provided by a private company, in the United States of America and Canada.

Going Concern

The Company commenced operations on July 7, 2006 and has not realized any revenues since inception. The Company has a deficit accumulated to November 30, 2007 in the amount of $59,303. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of 7,020,000 shares of capital stock for proceeds of $36,730 (net of share issue costs) and loans and cash advances from a director in the amount of $21,778. Management plans to raise additional funds through issuance of additional capital stock and further loans from directors.

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

F6

Grand Motion, Inc.

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2007 - Page 2

Note 2

Summary of Significant Accounting Policies - (cont’d)

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the commission is fixed or determinable; and collection is reasonably assured. The commission representing 5.0% of the private company’s gross sales is recognized as income over the term of the contract with this private company. The amount of the commission is determined based on the quarterly sales reports of the private company. The private company recognizes the sale of its product during the reporting period when the company received the payment and the product was delivered to the customer’s delivery site prior to the period end.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which was adopted effective January 1, 2002. Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the income statement.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

F7

Grand Motion, Inc.

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2007 - Page 3

Note 2

Summary of Significant Accounting Policies - (cont’d)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities, agreement payable and due to related party approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

In September

2006, the FASB issued SFAS No. 157,

“Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify

F8

Grand Motion, Inc.

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2007 - Page 4

Note 2

Summary of Significant Accounting Policies - (cont’d)

Recent Accounting Pronouncements - (cont’d)

misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Note 3

Distributor rights

Pursuant to a Marketing and Agency Agreement (the “Agreement”) dated November 20, 2006, the Company acquired from a private company rights for distribution or re-sell specialty tours, airline tickets and charter flights provided by a private company (the “Products”) in the United States of America and Canada for the following consideration:

- Cash payment of $1,000 upon signing of the Agreement;

- The Company incurring web sites development expenses up to $10,000 by February 28, 2007;

- The Company incurring minimum marketing expenses of $50,000 USD over the initial two year term of the Agreement.

The Company will be paid commission on a quarterly basis at the rate of 5.0% of gross sales resulting from the sale of the Products by the private company.

As at November 30, 2007, the Company paid $1,000 upon signing the Agreement and incurred $8,500 in website development costs. As at November 30, 2007, the Company wrote off distributor rights of $1,000.

Note 4

Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundred of one cent ($0.0001) per share and no other class of shares is authorized.

During the period from July 7, 2006 (inception) to November 30, 2006, the Company issued 4,000,000 shares of common stock to its director for total proceeds of $400. During the year ended November 30, 2007, the Company issued 3,020,000 shares of common stock at $0.015 per share for total proceeds of $45,300.

F9

Grand Motion, Inc.

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2007 - Page 5

Note 4

Capital Stock

To November 30, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 5

Related Party Transactions

a)

The President of the Company provides management services to the Company. During the year ended November 30, 2007 management services of $3,000 (November 30, 2006: $2,000) were charged to operations.

b)

During the period ended November 30, 2006 the President of the Company provided a $17,000 loan to the Company. The loan is payable on demand, unsecured, and bears interest at 6.0% per annum. As at November 30, 2007, the Company incurred $1,103 in interest expense related to this loan.

Note 6

Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

2007

2006

Deferred Tax Assets

Non-capital loss carryforward

$ 8,895

$ 761

Less: valuation allowance for deferred tax asset

(8,895)

(761)

$ -

$ -

There were no temporary differences between the Company’s tax and financial bases that result in deferred tax assets, except for the Company’s net operating loss carryforwards amounting to approximately $59,053 at November 30, 2007 (November 30, 2006 - $5,075), which may be available to reduce future year’s taxable income.

These carryforwards will expire, if not utilized, commencing in 2026. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

F10

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with Accountants on accounting and financial disclosure matters or otherwise.

Item 8A.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer. of the Company's disclosure controls and procedures as of November 30, 2007. Based upon that evaluation, the Company’s chief executive officer and chief financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the names and ages of, and all positions and offices held by, each of the Company’s directors and its executive officers. Also set forth are the dates the Company’s directors were initially elected to the Board of Directors , a summary of each identified person’s business experience during the last five years and any directorship(s) held in other companies with securities registered under Section 12 or subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended.

Directors and Executive Officers

Name	Age	Director Since	Positions
James L. Vandeberg	60	July 7, 2006	President & Director
Nikolay Bulbash	-	August 3, 2007	Director, Secretary, Treasurer, and Chief Financial Officer

Janetta Voitenkova, Director

Janetta Voitenkova graduated from Kiev Travel and Tourism College and started her career working as a translator and tour guide in 1974. She owned a travel agency, Vimextour, in Kiev, Ukraine and operated it until 1995. Vimextour specialized in offering spa and wellness vacations in Eastern Europe.

Presently Janetta Voitenkova works as an authorized agent for Startec Global Communications, a telecommunications and Internet services provider. As the authorized agent, Ms. Voitenkova receives commission from sales of telecommunication and Internet services to individual clients and private companies. She also creates and organizes specialty sightseeing tours on a contractual basis for other travel agencies in Seattle (USA) and Victoria and Whistler (Canada).

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer. The officers will serve at will.

The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

Board of Directors Committees and Other Information

All Directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

The Board of Directors currently has no committees. As and when required by law, it will establish Audit Committee and a Compensation Committee. The Audit Committee will oversee the actions taken by our independent auditors and review our internal financial and accounting controls and policies. The Compensation Committee will be responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and will administer our incentive compensation and benefit plans, subject to full board approval.  The Board of Directors currently performs the functions of the Audit Committee and the Compensation Committee.

Director Compensation

Our directors do not receive cash for their services. The Company does not provide additional compensation for committee participation or special assignments of the Board of Directors, but may enter into separate consulting agreements with individual directors at times.

Item 10.  Executive Compensation

There are no formal written employment arrangements in place. We do not have any agreements or understandings that would change the terms of compensation during the course of the year.

The table below shows what we have paid to our directors since our inception of July 7, 2006 through November 30, 2007

Summary Compensation Table

	Annual Compensation			Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs ($)	All Other LTIP Payouts ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Janetta Voitenkova, Director and President	2007	-0-	-0-	-3,000-	-0-	-0-	-0-	-0-
Janetta Voitenkova,	2006	-0-	-0-	2,000	-0-	-0-	-0-	-0-
Janetta Voitenkova,	2005	-n/a-	-n/a-	-n/a-	-n/a-	-n/a-	-n/a-	-n/a-
Nikolay Bulbash Director, Secretary, Treasurer, and Chief Financial Officer	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nikolay Bulbash	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nikolay Bulbash	2005	-n/a-	-n/a-	-n/a-	-n/a-	-n/a-	-n/a-	-n/a-

(1)

The company's president provides management services to the company as per unwritten arrangement with the company. During the period ended November 30, 2006 and 2007, the company paid $2,000 and $3,000 for management services, respectively.

Stock Options

We do not have any stock options outstanding.  No stock options or stock appreciation rights under any stock incentive plans were granted to our sole director and officer since our inception.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of the date of this Form , the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Shareholders / Beneficial Owners/Percentage	Number of Shares
Janetta Voitenkova - President and Director	4,000,000
Nikolay Bulbash - Director, Secretary, Treasurer, and Chief Financial Officer	0

Directors and executive officers as a group	4,000,000

Item 12.  Certain Relationships and Related Transactions

The President of the Company provides management services to the Company. During the period year ended November 30, 2006 and 2007 management services of $2,000 and $3,000 were charged to operations, respectively.

During the period ended November 30, 2007, the President of the Company provided a $17,000 loan to the Company. The loan is payable on demand, unsecured, and bears interest at 6.0% per annum.

As at November 30, 2007, the Company owed $3,675 to the President of the Company for expenses incurred on behalf of the Company in addition to $17,000 loan and $1,103 of accrued interest to date.

As at November 30, 2007, the Company owed to the President of the Company $21,778 consisting of the $17,000 loan principal, $1,103 of accrued interest and $3,675 for expenses incurred on behalf of the Company.

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

Audit Committee

The Audit Committee is currently composed of one member, Janetta Voitenkova. Our Board of Directors has determined that we do not have an audit committee financial expert serving on its audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director of Grand Motion and to be a member of the audit committee outweighs the benefits of having a financial expert on the committee.

Item 13.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Item 14.  Principal Accountant Fees and Services

Audit and audit-Related Fees

For the year ended November, 2007, the Company's principal accountant billed $7,000 in fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB.

Tax Fees

The Company's principal accountant did not bill any tax fees during the years ended November 30, 2007 and 2006.

All Other Fees

The Company's principal accountant did not bill any other fees during the years ended November 30, 2007 and 2006.

Audit Committee's Pre-Approval Policies and Procedures

The audit committee of the Company evaluates and approves in advance the engagement before the principal accountant renders audit or non-audit services. The audit committee of the Company has determined that the services provided by the Company's principal accountant, as referred to in the above paragraphs, are compatible with maintaining the principal accountant's independence.

Percentage of Hours Expended

All hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year were attributable to work performed by persons that are the principal accountant's full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grand Motion Inc.

Date: February 27, 2008	By:	/s/ Jim Akrivos
Jim Akrivos
President