Form 10KSB/A
period 2007-11-30
Grand Motion, Inc.
filed 2008-02-27
CIK 1385596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Directors and Executive Officers

Name	Age	Director Since	Positions
Janetta Voitenkova	60	July 7, 2006	President & Director
Nikolay Bulbash	29	August 3, 2007	Director, Secretary, Treasurer, and Chief Financial Officer

Janetta Voitenkova, Director & President

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

Nikolay Bulbash, Director, Secretary, Treasurer, and Chief Financial Officer

Nikolay Bulbash earned a diploma in Tourism Management from Capital Tour College, Moscow in 2007. In the past five years Nikolay Bulbash worked for various tour operating companies in Moscow, Russia. At present he works as a manager of Trans Tour, Moscow-based travel and tour operating company.

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