Form 10KSB/A
period 2007-11-30
Grand Motion, Inc.
filed 2008-04-10
CIK 1385596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the names and ages of, and all positions and offices held by, each of the Company’s directors and its executive officers as of November 30, 2007. Also set forth are the dates the Company’s directors were initially elected to the Board of Directors, a summary of each identified person’s business experience during the last five years and any directorship(s) held in other companies with securities registered under Section 12 or subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended.

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

Subsequent Change of Directors and Officers

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

Xinjun Wang, Director

Mr. Wang, age 40, has been our director since January 31, 2008. He graduated from Laiyang Agriculture University and received his MBA degree from Tsinghua University in the PRC.  Since 1996, Mr. Wang has been the Chairman and President of Qingdao Pinpinhao Grains & Oils Co., Ltd., a PRC company located in the People’s Republic of China (PRC) and is responsible for the day to day operations of this PRC company.  In 2006, Mr. Wang established China Pinpinhao Flour Making Co., Ltd., a PRC company that produces mainly special and all purpose use flour.  Mr. Wang received the Excellent Enterpriser award in 2005 from the PRC government.

Jim Akrivos, President and Secretary

Mr. Akrivos, age 39, has been our President and Secretary since January 31, 2008.  He also acts as our principal executive and financial officer.  He studied business at Sheridan College and civil law at Pathfinder Business College located in Toronto, Canada.  For past 8 years, he has owned and operated a business consulting firm providing financial and management services to private companies.  He is the sole employee of his business consulting company.

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

Name/Title	Total Number of Shares	Percentage of Class
Bluemark Inc.(1)	4,000,000	56.98

All Officers and Directors as a group	2,188,000	31.17

(1)

Xinjun Wang, our director, owns beneficially 54.70% of Bluemark Inc. and is a PRC citizen and resides in the PRC.  He is the sole director and officer of Bluemark Inc..

Item 12.  Certain Relationships and Related Transactions

The former President of the Company, Janetta Voitenkova, provided management services to the Company. During the period year ended November 30, 2006 and 2007 management services of $2,000 and $3,000 were charged to operations, respectively.

During the period ended November 30, 2007, the she also provided a $17,000 loan to the Company. The loan is payable on demand, unsecured, and bears interest at 6.0% per annum.

As at November 30, 2007, the Company owed $3,675 her for expenses incurred on behalf of the Company in addition to $17,000 loan and $1,103 of accrued interest to date.

As at November 30, 2007, the Company owed her $21,778 consisting of the $17,000 loan principal, $1,103 of accrued interest and $3,675 for expenses incurred on behalf of the Company.

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

Item 13.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

Grand Motion Inc.

Date: April 8, 2008	By:	/s/ Jim Akrivos
Jim Akrivos
President, CFO, CEO

	By:	/s/ Xinjun Wang
Xinjun Wang
Director