Form 10-Q
period 2008-02-29
Grand Motion, Inc.
filed 2008-04-15
CIK 1385596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

OR

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 333-141094

GRAND MOTION, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada

75-3255895

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer ID No.)

c/o State Agent and Transfer Syndicate, Inc.,

112 North Curry Street, Carson City, NV

89703

(Address of principal executive offices)

(Zip code)

Issuer's telephone number: (775) 882-1013

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ] Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

At April 6, 2008, 26,040,000 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

GRAND MOTION, INC.

FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE

FINANCIAL STATEMENTS

Balance Sheet as of February 29, 2008 and November 30, 2007 (unaudited)

F1

Statement of Operations for the Three Months Ended February 29, 2008 and

July 7, 2006 (Inception) through February 29, 2008 and February 28, 2007

(unaudited)

F2

Statement of Stockholders’ Deficit as of February 29, 2008 (unaudited)

F3

Statement of Cash Flows for the Three Months Ended February 29, 2008 and

July 7, 2006 (Inception) through February 29, 2008 and February 28, 2007

 (unaudited)

F4

NOTES TO FINANCIAL STATEMENTS

F5 – F7

GRAND MOTION INC.

(A Development Stage Company)

Consolidated Balance Sheet

As at February 29, 2008 (unaudited)

	February 29, 2008	November 30, 2007
ASSETS

Current assets
Cash	$ -	$9,501
Security deposit	-	175

Total current assets	-	9,676

Property and equipment, net	-	1,326

Total assets	-	$11,002

LIABILITIES & STOCKHOLDERS’EQUITY
Current liabilities
Accounts payable	$113	$11,797
Due to related parties	-	3,675
Notes payable related parties	-	18,103

Total current liabilities	113	33,575

Stockholders’ Equity
Capital stock $0.0001 par value; 100,000,000 shares authorized; 14,040,000 shares issued and outstanding	1,404	1,404

Additional paid in capital	64,290	35,326
Deficit accumulated during the development stage	(66,509)	(59,303)

Total Stockholders’ Equity	(113)	(22,573)

Total Liabilities and Stockholders’ Equity	$-	$11,002

The accompanying notes are an integral part of the financial statements.

F1

GRAND MOTION INC.

(A Development Stage Company)

Consolidated Statement of Operations

Three Months Ended February 29, 2008 and July 7, 2006 (Inception) through February 29, 2008 and February 28, 2007 (unaudited)

	Three Months Ended February 29, 2008	7-Jul-06 (Inception) Through February 29, 2008	7-Jul-06 (Inception) Through February 28, 2007

Revenue	$-	$-	$-

Expenses
Accounting and audit fees	6,500	13,500	4,310
Depreciation	-	610	184
Bank charges and interest	20	1,536	612
Consulting	-	9,670	1,100
Officer compensation	-	5,000	2,000
Office and administrative	-	1,122	352
Organization costs	-	664	664
Rent	386	2,452	315
Travel and promotion	-	10,262	2,097
Transfer agent	300	12,193	-
Website development	-	8,500	8,500

Net income (loss) before other item	(7,206)	(65,509)	(20,134)

Other Item
Write off of distributor rights	-	(1,000)	-

Net income (loss)	($7,206)	($66,509)	($20,134)

Net income (loss) per share
(Basic and fully diluted)	($0)	($0)	($0)

Weighted average number of common shares outstanding
	14,040,000	14,040,000	8,000,000

The accompanying notes are an integral part of the financial statements.

F2

GRAND MOTION INC.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

For the Period from Inception (July 7, 2006) to February 29, 2008 (unaudited)

	Common Shares		Paid In Capital	Deficit Accumulated During the Development Stage	Stockholders’ Equity

	Number	Par Value

Balances, July 7, 2006	-	$ -	$ -	$ -	$ -

Issuance of stock for cash	8,000,000	800	(400)	-	400

Net gain (loss) for the period
ended November 30, 2006	-	-	-	(5,075)	(5,075)

Balances, November 30, 2006	8,000,000	800	(400)	(5,075)	(4,675)

Issuance of stock for cash:
- at $0.015 per share (net)	6,040,000	604	35,726	-	36,330

Net gain (loss) for the year
ended November 30, 2007	-	-	-	(54,228)	(54,228)

Balances, November 30, 2007	14,040,000	1,404	35,326	(59,303)	(22,573)

Loan Forgiveness by Director	-	-	29,666	-	29,666

Net gain (loss) for the period
ended February 29, 2008	-	-	-	(7,206)	(7,206)

Balances, February 29, 2008	14,040,000	$1,404	$64,290	($66,509)	($113)

The accompanying notes are an integral part of the financial statements.

F3

GRAND MOTION INC.

(A Development Stage Company)

Consolidated Statement of Cash Flows

Three Months Ended February 29, 2008 and July 7, 2006 (Inception) through February 29, 2008 and February 28, 2007 (unaudited)

	Three Months Ended February 29, 2008	7-Jul-06 (Inception) Through February 28, 2007	7-Jul-06 (Inception) Through February 29, 2008
Cash Flows From Operating Activities
Net income (loss)	($7,206)	($20,134)	($66,509)
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation	-	184	610
Security deposit	175	(175)
Accounts payable	(11,684)	9,314	113
Assignment of property and equipment	1,326	-	1,326
Accounts payable related parties	-	3,675	-
Write off of distributor rights	-	-	1,000
Net cash provided by (used for) operating activities	(17,389)	(7,136)	(63,460)
Cash Flows From Investing Activities
Purchase of fixed assets	-	(1,936)	(1,936)
Distributor rights	-	(1,000)	(1,000)
Net cash provided by (used for) investing activities	-	(2,936)	(2,936)
Cash Flows From Financing Activities
Net Issuance of note payable to related party	7,888	17,335	29,666
Issuance of common stock (net)	-	400	36,730
Net cash provided by (used for) financing activities	7,888	17,735	66,396
Net Increase (Decrease) In Cash	(9,501)	7,663	-
Cash At The Beginning Of The Year	9,501	-	-
Cash At The End Of The Year	$-	$7,663	$-

Supplemental disclosure:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -
Non-cash transactions
Forgiven note payable due to related party	$29,666	$-	$29,666

The accompanying notes are an integral part of the financial statements.

F4

GRAND MOTION INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

February 29, 2008 (unaudited)

Note 1 Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada on July 7, 2006, and its fiscal year end is November 30. The Company had obtained a license to market, distribute or re-sell specialty tours, airline tickets and charter flights provided by a private company, in the United States and Canada but have discontinued this business segment during the first quarter of 2008 and intend to pursue a variety of consulting and joint venture opportunities in the People’s Republic of China (“PRC”) in the food processing and alternative fuel manufacturing industries.  The Company currently proposes to develop such projects using for each, one of two business models.  In the first model, the Company proposes to consult to and operate the business of various companies in PRC.  In the second model, the Company proposes to attempt to enter into joint ventures with other companies in PRC, whereby it is currently contemplated that any such company would contribute their assets to a joint venture and the Company would perform (and/or arrange for) all of the development activities and obtain all required funding necessary to develop and enhance the partner’s current business.

Going Concern

The Company commenced operations on July 7, 2006 and has not realized any revenues since inception. The Company has a deficit accumulated to February 29, 2008 in the amount of $66,509. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of 14,040,000 shares of capital stock for proceeds of $36,730 and loans and one of our former directors have forgiven cash advances of $29,666. Management plans to raise additional funds through issuance of additional capital stock and further loans from directors.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited financial statements for the year ended November 30, 2007 included in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three

F5

GRAND MOTION INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

February 29, 2008 (unaudited)

months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

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

During the period from July 7, 2006 (inception) to February 29, 2008, the Company issued 8,000,000 shares of common stock to its director for total proceeds of $400. During the nine months ended August 31, 2007, the Company issued 6,040,000 shares of common stock at $0.015 per share for total proceeds of $36,730

As of February 29, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

F6

GRAND MOTION INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

February 29, 2008 (unaudited)

Note 4 Subsequent Events

On March 18, 2008, in a transaction exempt from registration, the Company sold an aggregate of 12,000,000 shares of its Common Stock, $0.0001 par value, at a price of $0.001 per share, for total consideration of $6,000 to Bluemark Inc., the Company’s largest shareholder. Xinjun Wang, a director of the Company, owns beneficially 54.70% of Bluemark Inc. and is the sole director and officer of Bluemark Inc.  No underwriter was involved in the transaction.

Effective April 2, 2008, the Company forward split its common shares on a two (2) for one (1) basis.  All per share information in the accompanying financial statement has been adjusted to reflect the forward split in accordance with SAB Topic 4c.

Note 5 Related Party Transactions

During the quarter ended February 29, 2008, the former President and Director of the Company provided $7,888 new loans to the Company.

The former President and Director of the Company also forgave $29,666 worth of loans and payables owing to her.  In addition, as partial loan repayment the Company paid down loans by assigning $1,326 worth of property to her. As of February 29, 2008, no amounts are owned to the former officer and director.

On March 18, 2008, in a transaction exempt from registration, the Company sold an aggregate of 12,000,000 shares of its Common Stock, $0.0001 par value, at a price of $0.001 per share, for total consideration of $6,000 to Bluemark Inc.  Xinjun Wang, a director of the Company, beneficially owns 54.70% of Bluemark Inc. and is the sole director and officer of Bluemark Inc. Mr. Wang is a PRC citizen and resides in the PRC.

F7

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

We have discontinued our marketing of specialty tours, spa packages and wellness-oriented vacations in Europe and Asia to the United States market.  Our current plan of operations is to pursue a variety of consulting and joint venture opportunities in the People’s Republic of China (“PRC”) in the food processing and alternative fuel manufacturing industries over the next 12 months.  The Company currently proposed to develop such projects using for each, one of two business models.  In the first model, we propose to consult to and operate the business of various companies in PRC.  In the second model, the Company proposes to attempt to enter into joint ventures with other companies in PRC, whereby it is currently contemplated that any such company would contribute their assets to a joint venture and we will perform (and/or arrange for) all of the development activities and obtain all required funding necessary to develop and enhance the partner’s current business.

Overall, during the next 12 months, we can not predict accurately the amount of capital that we will need to accomplish our plan of operations. The amount of capital needed will vary depending on the business model approach that we undertake as described above. If during the next 12 months, we are unsuccessful in effectuating our plan of operations as described above, we expect to incur total expenditures of at least $25,000. In this regard and during such period; we anticipate spending $20,000 on professional fees attributable to fulfilling our reporting obligations under the federals securities laws and $5,000 on general administrative costs and expenditures associated with complying with reporting obligations. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing. If we are required to raise additional funds, substantial dilution may result to existing shareholders. Our auditor’s have raised substantial doubt concerning our ability to continue as a going concern. Please see our audited financial statements contained in our Form 10-KSB/A for the period ended November 30, 2007.

Results of Operations Three Months Ended February 29, 2008

We did not earn any revenues during the period three months ending February 29, 2008. During the period ended February 29, 2008, we incurred operating expenses in the amount of $7,206. These operating expenses were comprised of accounting and audit fees of $6,500, bank charges and interest expense of $20, rent of $386, and transfer agent fees of $300.

As at February 29, 2008, we had no assets and total liabilities of $113.

During the period ended February 29, 2008, our former President and Director provided $7,888 in new loans to us.  As a partial loan repayment, we paid down loans by assigning $1,326 worth of property to her.

As of February 29, 2008, this former President and Director also forgave $29,666 worth of loans and payables owing to her.

On March 18, 2008, in a transaction exempt from registration, we sold to Bluemark, Inc. (“Bluemark”) an aggregate of 12,000,000 shares of our common stock, at a price of $0.001 per share, for total consideration of $6,000. Bluemark is our largest shareholder. Xinjun Wang, our sole director, owns beneficially 54.70% of Bluemark Inc. and is the sole director and officer of Bluemark Inc.  Please refer to our Form 8-K, filed with the SEC on April 10, 2008 for a more complete description of the transaction.

Effective April 2, 2008, we forward split the common shares on a two (2) for one (1) basis.  All per share information in this Form 10-QSB and the accompanying financial statement has been adjusted to reflect the forward split in accordance with SAB Topic 4c.

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

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2008. This evaluation was conducted by Jim Akrivos, our president and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, Jim Akrivos our president and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)

There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year ended February 29, 2008, or subsequent period through the date hereof, which was not so reported, except as follows:

Effective April 2, 2008, we forward split the common shares on a two (2) for one (1) basis.

(b)

Our board of directors has not established an audit committee or a nominating committee. In addition, we do not have any other compensation, executive or similar committees. We will not, in all likelihood, establish an audit or a nominating committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.

Item 6. Exhibits and Report on Form 8-K

(a)

Reports on Form 8-K

See Form 8-K’s referenced in Item 5 above.

(b)

Exhibits:

Exhibit

Number

Exhibit Title

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

Grand Motion, Inc.

/s/ Jim Akrivos

---------------------------

Jim Akrivos

President, and Principal Financial and Accounting Officer

Dated: April 14, 2008