Form 10-Q
period 2008-05-31
Grand Motion, Inc.
filed 2008-07-15
CIK 1385596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2008

OR

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 333-141094

GRAND MOTION, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada

75-3255895

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer ID No.)

25 The West Mall, #253, Unit 1336

Toronto, Ontario

M9C 1B8

(Address of principal executive offices)

(Zip code)

Issuer's telephone number: (775) 882-1013

c/o State Agent and Transfer Syndicate, Inc., 112 North Curry Street, Carson City, NV, 89703

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ] Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

At July 14, 2008, 26,140,000 shares of the Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

GRAND MOTION, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE

FINANCIAL STATEMENTS

Balance Sheet as of November 30, 2007 and May 31, 2008 (unaudited)

F1

Statement of Operations for the Three and Six Months Ended May 31, 2007

and May 31, 2008 (unaudited)

F2

Statement of Stockholders’ Equity for the Three and Six Months Ended

May 31, 2007 and May 31, 2008 (unaudited)

F3

Statement of Cash Flows for the Three and Six Months Ended May 31, 2007

and May 31, 2008  (unaudited)

F4

NOTES TO FINANCIAL STATEMENTS (unaudited)

F5 – F8

GRAND MOTION INC.

(A Development Stage Company)

Consolidated Balance Sheet (unaudited)

As at May 31, 2008 and November 30, 2007

	May 31, 2008	November 30, 2007
ASSETS

Current assets
Cash	$ -	$9,501
Prepaids	6,000
Security deposit	-	175

Total current assets	6,000	9,676

Property and equipment, net	-	1,326

Total assets	$6,000	$11,002

LIABILITIES
Current
Accounts payable	$3,863	$11,797
Due to related parties	-	3,675
Notes payable related parties	-	18,103

Total liabilities	3,863	33,575

STOCKHOLDERS’ EQUITY
Capital stock $0.0001 par value; 100,000,000 shares authorized; 26,040,000 shares issued and outstanding	2,604	1,404

Additional paid in capital	69,792	35,326
Deficit accumulated during the development stage	(70,259)	(59,303)

Total Stockholders’ Equity	2,137	(22,573)

Total Liabilities and Stockholders’ Equity	$6,000	$11,002

        Approved on behalf of the board: /s/ Mislav Pavelic, Director

The accompanying notes are an integral part of the financial statements.

F1

GRAND MOTION INC.

(A Development Stage Company)

Consolidated Statement of Operations (unaudited)

For the Three and Six Months Ended May 31, 2008 and May 31, 2007

	Three Months Ended May 31, 2008	Three Months Ended May 31, 2007	Six Months Ended May 31, 2008	Six Months Ended May 31, 2007	July 7, 2006 (Inception) through May 31, 2008

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Accounting and audit fees	3,750	2,500	10,250	6,810	17,250
Depreciation	-	142	-	284	610
Bank charges and interest	-	347	20	715	1,536
Consulting	-	-	-	1,100	7,170
Officer compensation	-	1,000	-	1,000	5,000
Office and administrative	-	864	-	1,141	1,122
Legal	-	2,500	-	2,500	2,500
Rent	-	575	386	890	2,452
Promotion and organization	-	53	-	100	10,926
Transfer agent	-	-	300	-	12,193
Website development	-	-	-	8,500	8,500
Write-off of distributor rights	-	-	-	-	1,000

Net and other comprehensive Loss	$ (3,750)	$ (7,981)	$ (10,956)	$ (23,040)	$ (70,259)

Net loss per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	23,822,609	8,000,000	18,958,033	8,000,000

The accompanying notes are an integral part of the financial statements.

F2

GRAND MOTION INC.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (unaudited)

For the Three and Six Months Ended May 31, 2007 and May 31, 2008

	Common Shares		Paid in Capital	Deficit Accumulated during the Development Stage	Stockholders’ Equity

	Number	Par Value

Balance, July 7, 2006	-	$ -	$ -	$ -	$ -

Issuance of stock for cash	8,000,000	800	(400)	-	400

Net loss for the period ended November 30, 2006	-	-	-	(5,075)	(5,075)

Balance, November 30, 2006	8,000,000	800	(400)	(5,075)	(4,675)

Issuance of stock for cash:
- at $0.015 per share (net)	6,040,000	604	35,726	-	36,330

Net loss for the year ended November 30, 2007	-	-	-	(54,228)	(54,228)

Balance, November 30, 2007	14,040,000	1,404	35,326	(59,303)	(22,573)

Loan forgiveness by director	-	-	29,666	-	29,666

Net loss for the period ended February 29, 2008	-	-	-	(7,206)	(7,206)

Balance, February 29, 2008	14,040,000	1,404	64,992	(66,509)	(113)
Issuance of stock for cash	12,000,000	1,200	4,800	-	6,000
Net loss for the period ended May 31, 2008	-	-	-	(3,750)	(3,750)

Balance, May 31, 2008	26,040,000	$ 2,604	$ 69,792	$ (70,259)	$ 2,137

The accompanying notes are an integral part of the financial statements.

F3

GRAND MOTION INC.

(A Development Stage Company)

Consolidated Statement of Cash Flows (unaudited)

For the Three and Six Months Ended May 31, 2008 and May 31, 2007

Cash Flows from Operating Activities	Three Months Ended May 31, 2008	Three Months Ended May 31, 2007	Six Months Ended May 31, 2008	Six Months Ended May 31, 2007	July 7, 2006 (Inception) through May 31, 2008
Net loss	$ (3,750)	$ (7,981)	$ (10,956)	$ (23,040)	$ (70,259)
Adjustments to reconcile net loss to net cash
Provided by (used for) operating activities:
Depreciation	-	142	-	284	610
Assignment of property and equipment	-	-	1,326	-	1,326
Write off of distributor rights	-	-	-	-	1,000
	(3,750)	(7,839)	(9,630)	(22,756)	(67,323)
Changes in non-cash working capital balances:
Prepaids	(6,000)	-	(6,000)	(500)	(6,000)
Security deposit	-	-	175	(175)	-
Accounts payable	3,750	266	(7,934)	9,823	3,863
Net cash provided by (used for) operating activities	(6,000)	266	(23,389)	(13,608)	(69,460)
Cash Flows from Investing Activities
Purchase of fixed assets	-	-	-	-	(2,336)
Distributor rights	-	-	-	-	(1,000)
Net cash provided by (used for) investing activities	-	-	-	-	(3,336)
Cash Flows from Financing Activities
Proceeds from issuance of note payable to related party	-	-	7,888	509	29,666
Proceeds from issuance of common stock	6,000	-	6,000	-	43,130
Net cash provided by (used for) financing activities	6,000	-	13,888	509	72,796
Net increase (decrease) in cash	-	(7,573)	(9,501)	(13,099)	-
Cash, beginning of period	-	7,663	9,501	13,189	-
Cash, end period	$ -	$ 90	$ -	$ 90	$ -

Supplemental cash flow information:
Interest paid	$ -	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -	$ -
Forgiven note payable due to related party	$ -	$ -	$ 29,666	$ -	$ -

The accompanying notes are an integral part of the financial statements.

F4

GRAND MOTION INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

May 31, 2008 (unaudited)

Note 1 Nature and Continuance of Operations

Organization

Grand Motion Inc. (“the Company”) was incorporated in the State of Nevada on July 7, 2006.   The Company’s fiscal year end is November 30.  The Company had obtained a license to market, distribute or re-sell specialty tours, airline tickets and charter flights provided by a private company in the United States and Canada.  This business segment was discontinued during the first quarter of 2008, and the Company is now pursuing a variety of consulting and joint venture opportunities in the People’s Republic of China (“PRC”) in the food processing and alternative fuel manufacturing industries.  The Company currently proposes to develop such projects using one of two business models.  In the first model, the Company proposes to consult with and operate the business of various companies in PRC.  In the second model, the Company proposes to attempt to enter into joint ventures with other companies in PRC, whereby it is currently contemplated that any such company would contribute their assets to a joint venture and the Company would perform (and/or arrange for) all of the development activities and obtain all required funding necessary to develop and enhance the partner’s current business.

Going Concern

The Company commenced operations on July 7, 2006 and has not realized any revenues since inception. The Company has an accumulated deficit at May 31, 2008 of $70,259. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of capital stock and loans and one of its former directors has forgiven cash advances of $29,666. Management plans to raise additional funds through issuance of additional capital stock and further loans from directors.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by management in accordance with United States generally accepted accounting principles for interim financial information under the requirements of Form 10-QSB of Regulation S-B.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited financial statements for the year ended November 30, 2007 included in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB/A.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three and six months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

F5

GRAND MOTION INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

May 31, 2008 (unaudited)

Note 1 Nature and Continuance of Operations (continued)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

- The Company incurring web sites development expenses up to $10,000 by February 28, 2007; and

- The Company incurring minimum marketing expenses of $50,000 over the initial two-year term of the Agreement.

The Company was to be paid commission on a quarterly basis at the rate of 5.0% of gross sales resulting from the sale of the Products by the private company.

As at August 31, 2007, The Company paid $1,000 upon signing the Agreement and has incurred $8,500 in website development costs.

As at November 30, 2007, the Company wrote off distributor rights of $1,000. As indicated in Note 1 above, the Company discontinued this business segment in the first quarter of 2008.

Note 3 Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundredth of one cent ($0.0001) per share.  No other class of shares is authorized.

Effective April 2, 2008, the Company forward split its common shares on a two (2) for one (1) basis.  All per share information in the accompanying financial statement has been adjusted to reflect the forward split in accordance with SAB Topic 4c.

During the period from July 7, 2006 (inception) to November 30, 2006, the Company issued 8,000,000 shares of common stock to its director for total proceeds of $400.  During the nine-months ended August 31, 2007, the Company issued 6,040,000 shares of common stock for net proceeds of $36,330.  On March 18, 2008, the company issued 12,000,000 shares of common stock for net proceeds of $6,000

As of May 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

F6

GRAND MOTION INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

May 31, 2008 (unaudited)

Note 4 Related Party Transactions

During the six-month period ended May 31, 2008, the former president and director of the Company provided $7,888 new loans to the Company. In the same period, the former president and director of the Company forgave $29,666 worth of loans and payables owing to her.  These loans were unsecured and non-interest bearing.  As of May 31, 2008, no amounts are owed to the former officer and director.

On March 18, 2008, the Company sold an aggregate of 12,000,000 shares of its Common Stock, $0.0001 par value, at a price of $0.0005 per share, for total consideration of $6,000 to Bluemark Inc.  Xinjun Wang, a director of the Company, beneficially owns 54.70% of Bluemark Inc. and is the sole director and officer of Bluemark Inc.  Mr. Wang is a PRC citizen and resides in the PRC.

Note 5 Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”), replacing SFAS No. 141, Business Combinations (“SFAS No. 141”).  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement clarifies that acquirers will be required to expense costs related to any acquisitions.  SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008.  Early adoption is prohibited.  The Company has not yet evaluated the impact, if any, that SFAS No. 141(R) will have on its financial statements.  Determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

F7

GRAND MOTION INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

May 31, 2008 (unaudited)

Note 5 Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented.  Early adoption is prohibited.  The Company currently has no entities or arrangements that will be affected by the adoption of SFAS No. 160.  However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company currently has no entities or arrangements that will be affected by the adoption of FAS 161.  However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

F8

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

On July 4, 2008 we entered into a share exchange agreement with Biomedical Implant Technologies Ltd., an Ontario corporation, in which we have know refocused our core business to the development and marketing of specialized dental implants.

During the next 12 months, we expect to conduct additional research and development of our product with the Canadian National Research Council (the “NRC”) sufficient for us to be in a position to launch the commercial sale of our Ti-Foam Dental Implant System.  Thus, we expect to launch our product no later than March 2009. Our ability to launch our product will be subject to obtaining the necessary health regulatory approvals domestically and in the United States. We intend to file our applications with the respective health regulatory bodies in Canada and the United States during the last calendar quarter of 2008 or the first calendar quarter of 2009. Our initial launch will consist of infomercials, trade shows and product advertising in industry journals and newspapers, as well as a direct mail program. Thereafter, depending on available funds, we intend to hires sales personnel on an as need basis, and subject to available funds.

We expect to incur a total of $400,000 Canadian dollars (“CDN”) in expenditures during the next 12 months. The total amount is allocated as follows:

•

Payments to NRC of $152,000. As indicated above, we continue to conduct further research and development and testing of our product with the NRC.  We intend to spend approximately $137,000 CDN on R&D with the NRC over the next twelve months. Of the total amount, however, we expect to expend approximately $38,000 CDN in R&D prior to the commencement of the commercial sale of our product. The remaining R&D will be conducted after the inception of commercial sale to further optimize the product. We do not intend to hire employees during this 12 month period to handle our R&D. In addition to the R&D expenditures, we are required to make a minimum of $15,000 CDN in royalty payment to NRC during this period

•

Marketing expenses of $198,000 CDN. We believe that we will begin advertising and marketing program during the third or fourth calendar quarters of 2008. We expect to incur approximately $8,000 on conventions and trade shows, $20,000 on trade magazines, $10,000 on website development, $20,000 on direct mail and $20,000 on infomercials. In addition, we intend to hire two sales employees to handle sales with our clients at cost of base salary of $60,000 CDN per year per person plus commissions.

•

Professional fees of $50,000 CDN. Overall, we anticipate spending an additional $50,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations during this period.

Apart from the capital expenditures stated above, we have no other capital requirements as of the date of this filing.

During the next 12 months, we expect that our revenue will be sporadic, and that we will need to raise funds from equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations.. In the absence of such financing, our business will fail.

Results of Operations for the Period Ended May 31, 2008

We did not earn any revenues during the three month period ended May 31, 2008. During this period we incurred operating expenses in the amount of $3,750. These operating expenses comprised only of accounting and audit fees.

As at May 31, 2008, we had $6,000 assets and total liabilities of $3,863.

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

Effective April 2, 2008, we forward split the common shares on a two (2) for one (1) basis.  All per share information in this Form 10-Q and the accompanying financial statement has been adjusted to reflect the forward split in accordance with SAB Topic 4c.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Subsequent Events

On July 4, 2008 we entered into a share exchange agreement (the “Share Exchange Agreement”) with Biomedical Implant Technologies Ltd., an Ontario Corporation.  Please refer to our Form 8-K, filed with the SEC on July 10, 2008 for a more complete description of the transaction

On July 4, 2008, Shawn Pecore, one of our largest shareholders, surrendered 20,000,000 shares of our common stock to us no consideration. The surrender of such shares was a condition of the Share Exchange Agreement. On July 3, 2008, Mr. Pecore acquired the 20,000,000 shares of our common stock from Bluemark, Inc.

On July 4, 2008, as a result of the Share Exchange Agreement, Jim Akrivos resigned as our sole officer and was appointed our Director, Xinjun Wang resigned as our Director, and Mislav Pavelic was appointed our Chairman, President and Chief Financial Officer.

On July 4, 2008, we changed our shell company status, and are no longer a shell company.

On July 4, 2008, in connection with the Share Exchange Agreement, we issued 10,000,000 shares of our common stock to each of Shawn Pecore and Mislav Pavelic. In addition, on July, 4 2008, we issued 100,000 shares of our common stock to an attorney in exchange for legal services rendered to date.

As the result of the Share Exchange Agreement, Dr. Mislav Pavelic, our sole officer and director, has made loans to us from time to time. As of the date of this Report, Dr. Pavelic has outstanding loans to us in the amount of $73,423. The loan is due on demand and bears no interest.

We utilize the office space of Dr. Mislav Pavelic, our sole officer, on a month to month basis at no cost to us.  Our office is located at 25 The West Mall, #253, Unit 1336, Toronto, Ontario, M9C 1B8. The total office space consists of 3,200 square feet, of which we occupy 1,000 square feet.  We also use office equipment of Dr. Pavelic, from time to time, at no costs to us.

Capital Resources and Liquidity

As of May 31, 2008 we had $6,000 of pre-paid legal expense, no cash, total assets (including cash) of $6,000, and total liabilities (consisting of accounts payable) equal to $3,863.

We cannot satisfy our cash requirements for the next twelve months with our current available cash and projected cash flow. However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  We have not generated any revenue since inception and are dependent upon obtaining financing to pursue R&D, marketing and distribution activities.

We will seek to raise money through private and public equity offerings to meet our need for cash. We cannot guarantee that we will be able to raise all the money required. If we are successful any money raised will be applied to the items set forth in the Plan of Operation section of this Form 10Q.

Dr. Pavelic, our director and sole officer, has endeavored to loan funds on an as needed basis in the past, and he has indicated that he will endeavor to continue to do so in the future, however, we can not predict whether Dr. Pavelic will be able to do so in the future.

Known Material Trends and Uncertainties

As of May 31, 2008, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of May 31, 2008.

	Payments due (in CDN $)
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Minimum Royalty Payment to NRC[1]	$335,000	$15,000	$45,000	$50,000	$225,000
R&D payments to NRC[2]	132,357	132,357	-	-	-
Total contractual obligations	$467,357	$147,357	$45,000	$50,000	$225,000

[1]. Represents minimum royalty payments to NRC for the life of the patent as required under the NRC license agreement.

[2] Represents the balance of R&D payments due within 15 months of January 22, 2008 as required under the NRC research and development agreement Other than the above,

We did not have any long-term debt obligations, operating lease obligations, purchase obligations or other long-term liabilities as of May 31, 2008.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as modified by SEC Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  The Company has not generated revenue since inception.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.  However, we do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities

Item 4 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of July 10, 2008. This evaluation was conducted by Mislav Pavelic, our president and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, Mislav Pavelic our president and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

Effective April 2, 2008, we forward split the common shares on a two (2) for one (1) basis.  All per share information in this Form 10-Q and the accompanying financial statement has been adjusted to reflect the forward split in accordance with SAB Topic 4c.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)

There was no information we were required to disclose in a report on Form 8-K during the second quarter of our fiscal year ended May 31, 2008, or subsequent period through the date hereof, which was not so reported.

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

Grand Motion, Inc.

/s/ Mislav Pavelic

---------------------------

Mislav Pavelic

President and Principal Financial and Accounting Officer

Dated: July 14, 2008