Form 10-Q
period 2008-08-31
Opencell Biodmed, Inc.
filed 2008-10-20
CIK 1385596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2008

OR

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 333-141094

OPENCELL BIOMED, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada

75-3255895

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer ID No.)

25 The West Mall, #253, Unit 1336

Toronto, Ontario

M9C 1B8

(Address of principal executive offices)

(Zip code)

Issuer's telephone number: (775) 882-1013

GRAND MOTION, INC.

c/o State Agent and Transfer Syndicate, Inc., 112 North Curry Street, Carson City, NV, 89703

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1): Yes [X] No [  ] (2): Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At October 10, 2008, 26,140,000 shares of the Registrant's Common Stock were issued and outstanding.

OPENCELL BIOMED INC. (FORMERLY GRAND MOTION, INC.)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Balance Sheet as of November 30, 2007 and August 31, 2008 (unaudited)

F1

Statement of Operations for the Three and Nine Months Ended August 31, 2008

and for the Period from Inception (November 27, 2007) to August 31, 2008 (unaudited)

F2

Statement of Stockholders’ Deficit for the Period from Inception (November 27, 2007)

to August 31, 2008 (unaudited)

F3

Statement of Cash Flows for the Nine Months Ended August 31, 2008

and for the Period from Inception (November 27, 2007) to August 31, 2008 (unaudited)

F4

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

F5 – F8

OPENCELL BIOMED INC. (FORMERLY GRAND MOTION INC.)

(A Development Stage Company)

Consolidated Interim Balance Sheet (unaudited)

As at November 30, 2007 and August 31, 2008

	August 31, 2008	November 30, 2007

ASSETS
Current assets
Cash	$ 118	$ -
Total current assets	118	-

Intangible assets	14,286	-
Total assets	$ 14,404	$ -

Current liabilities
Accounts payable	$4,046	$ -
Due to related parties	207	-
Notes payable related parties	79,052	-
Total current liabilities	83,305	$ -

Capital stock $0.0001 par value; 100,000,000 shares authorized; 26,140,000 shares issued and outstanding	2,614	2,001
Additional paid in capital	-	(1,601)
Accumulated other comprehensive income	2,801	-
Deficit accumulated during the development stage	(74,316)	(400)
Total Stockholders’ Equity	(68,901)	-
Total Liabilities and Stockholders’ Equity	$ 14,404	$ -

The accompanying notes are an integral part of the financial statements.

F1

OPENCELL BIOMED INC. (FORMERLY GRAND MOTION INC.)

(A Development Stage Company)

Consolidated Interim Statement of Operations (unaudited)

For the Three and Nine Months Ended August 31, 2008 and for

The Period From Inception (November 27, 2007) to August 31, 2008

	Three Months Ended August 31,2008	Nine Months Ended August 31, 2008	From November 27, 2007 to August 31, 2008

Revenue	$ -	$ -	$ -

Expenses
Accounting and audit fees	4,000	14,121	14,121
Depreciation	277	561	561
Bank charges and interest	185	185	185
Office and administrative	489	857	1,324
Legal	18,577	18,577	18,577
Research and development	-	39,548	39,548
Net income (loss)	(23,528)	(73,849)	(74,316)

Other Comprehensive Income
Foreign exchange gain (loss) on
translation of self-sustaining subsidiary	2,496	2,801	2,801
Comprehensive income (loss)	$(21,032)	$(71,048)	$(71,515)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
	25,940,109	22,001,131

The accompanying notes are an integral part of the financial statements.

F2

OPENCELL BIOMED INC. (FORMERLY GRAND MOTION INC.)

(A Development Stage Company)

Consolidated Interim Statement of Stockholders’ Deficit

For the Period from Inception (November 27, 2007) to August 31, 2008 (unaudited)

	Common Shares		Paid In Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Stockholders’ Equity

Balances, November 27, 2007	20,000,000	$2,000	$(2,000)	$ -	$ -	$ -

Issuance of stock for cash	10,000	1	399	-	-	400

Net loss for the period
ended November 30, 2007	-	-	-	(400)	-	(400)

Balances, November 30, 2007	20,010,000	2,001	(1,601)	(400)	-	-

Issuance of stock related to
reverse merger	6,030,000	603	1,601	(67)	-	2,137

Issuance of share for legal expense	100,000	10	-	-	-	10

Net loss for the nine months
ended August 31, 2008	-	-	-	(73,849)	-	(73,849)

Foreign translation gain	-	-	-	-	2,801	2,801

Balance, August 31, 2008	26,140,000	$2,614	$ -	$(74,316)	$2,801	($68,901)

The accompanying notes are an integral part of the financial statements.

F3

OPENCELL BIOMED INC. (FORMERLY GRAND MOTION INC.)

(A Development Stage Company)

Consolidated Interim Statement of Cash Flows (unaudited)

For the Nine Months Ended August 31, 2008 and

For the Period From Inception (November 27, 2007) to August 31, 2008

	Nine Months Ended August 31, 2008	From November 27, 2007 to August 31, 2008
Cash Flows From Operating Activities
Net income (loss)	$(73,849)	$(74,316)
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation	561	561
Foreign exchange loss	3,803	3,870
Change in non-cash working capital balances:
Prepaids	6,000	6,000
Accounts payable	183	183
Due to related parties	207	207
Net cash provided by (used for) operating activities	(63,095)	(63,495)

Cash Flows From Investing Activities
Acquisition of licensing agreement	(15,839)	(15,839)
Net cash provided by (used for) investing activities	(15,839)	(15,839)

Cash Flows From Financing Activities
Loan from director	79,052	79,052
Issuance of common stock (net)	-	400
Net cash provided by (used for) financing activities	79,052	79,452
Net Increase (Decrease) In Cash	118	118
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$ 118	$ 118

Supplemental disclosure:
Cash paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

F4

OPENCELL BIOMED INC. (FORMERLY GRAND MOTION INC.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

August 31, 2008 (unaudited)

Note 1 Nature and Continuance of Operations

Organization

Opencell Biomed Inc. (the “Company”) was incorporated in the State of Nevada on July 7, 2006, and its fiscal year end is November 30.  On July 4, 2008 a Share Exchange Agreement (the “Agreement”) was entered into between the Company and Biomedical Implant Technologies (“BIT”) Ltd.  The fundamental terms of the purchase agreement was for the Company is to issue 20,000,000 shares of restricted common stock of the Company for the acquisition of BIT (the “BIT Transaction”).  As a result, BIT became a wholly-owned subsidiary of the Company.  Prior to the BIT Transaction, the Company was non-operating public company with no operations or assets; it had 6,040,000 shares of common stock issued and outstanding; and BIT was a privately held operating company.  The BIT Transaction was considered to be a capital transaction in substance, rather than a business combination.  The BIT Transaction is equivalent to the issuance of shares by a private company (BIT) for the non-monetary assets of a non-operational public company, accompanied by a recapitalization.  The accounting for BIT Transaction is similar to that resulting from a reverse acquisition, except goodwill is not recorded.  Accordingly, the historical financial information of the accompanying financial statements are that of BIT which the 20,000,000 shares issued by the Company are considered the historical outstanding shares of BIT for accounting purposes.  The Company’s operating activities are conducted through its wholly owned subsidiary, Biomedical Implant Technologies Ltd.

Biomedical Implant Technologies Ltd was incorporated under the laws of the Province of Ontario, Canada on November 27, 2007.  BIT is a development stage company and is in the business of development, marketing and selling a proprietary dental implant system known as the “Ti-Foam Dental Implant System”.

Subsequent to the BIT Transaction, the Company changed its name from Grand Motion Inc. to OpenCell Biomed Inc.

Going Concern

The Company has not realized any revenues since inception.  The Company has a deficit accumulated to August 31, 2008 in the amount of $74,316.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company to date has funded its initial operations through loans from officers and directors.  Management plans to raise additional funds through issuance of capital stock or debt securities and further loans from officers and/or directors.

F5

OPENCELL BIOMED INC. (FORMERLY GRAND MOTION INC.)

 (A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

August 31, 2008 (unaudited)

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited financial statements for the year ended November 30, 2007 included in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-government entities that are presented in conformity with generally accepted accounting principles in the United States. The provisions of SFAS 162 are effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the provisions of SFAS 162, but does not anticipate that the provisions of SFAS 162 will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the third quarter of fiscal 2009. The Company is currently evaluating the impact of the provisions of SFAS 161, but does not anticipate that the provisions of SFAS 161 will have a material impact on our financial statements.

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process

F6

OPENCELL BIOMED INC. (FORMERLY GRAND MOTION INC.)

 (A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

August 31, 2008 (unaudited)

Recent Accounting Pronouncements (continued)

research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for acquisitions dated on or after the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of FAS 141(R) on its results of operations and financial condition.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 160, but does not anticipate that the provisions of SFAS 160 will have a material impact on the financial statements.

Note 2 Contingencies, Commitments And Subsequent Events

In January 2008, the Company entered into a licensing agreement with the Canadian National Research Council (“the licensor”) whereby the Company acquired a worldwide exclusive license to the technology relating to the Ti-Foam Dental Implant System.  The agreement extends for the duration of patents covering the technology (which expire in 2021).  The Company is required to pay the licensor a royalty on each product sale equal to the greater of 3% or $10 CDN.  The agreement also requires the payment of minimum annual royalties of $15,000 CDN on December 31, 2008; $20,000 CDN on December 31, 2009; and $25,000 CDN on December 31, 2010 and on each anniversary thereafter throughout the term.  The licensor, subject to re-imbursement of 100% of such costs, is required to obtain and maintain the patents covering the technology.

Also in January 2008, the Company entered into a collaboration agreement with the NRC to develop an optimum implant design for commercial use.  The projected total cost commitment of this project over the following to January 2009 is approximately $176,000 CDN of which $38,000 CDN has been spent subsequent to November 30, 2007.

The Company entered into an agreement to receive assistance in certain regulatory filings from an arm’s-length third party. Under the agreement, the Company is required to pay $12,500 US and issue to the third party 100,000 shares of the Company’s capital stock.

F7

OPENCELL BIOMED INC. (FORMERLY GRAND MOTION INC.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

August 31, 2008 (unaudited)

Note 2 Contingencies, Commitments And Subsequent Events (continued)

Subsequent to November 30, 2007, the Company’s sole director advanced to the Company approximately $73,000 US.  These advances are non-interest bearing, unsecured and are repayable on demand.

Note 3 Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundred of one cent ($0.0001) per share and no other class of shares is authorized.

On July 4, 2008, the Company issued 100,000 common shares at $0.0001 for services of $10.00.

As of August 31, 2008, the Company has not granted any stock options.

Note 4 Related Party Transactions

During the nine month period ended August 31, 2008, a former President and Director of the Company provided $7,888 new loans to the Company.

On August 8, 2008, a director of the Company advanced $11,000 ($Cdn) to BIT, this amount has been recorded as a director loan payable.

F8

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Please refer to our Form 8-K filed with the SEC on July 10, 2008 for a more complete description of the risks associated with our company and business.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition, satisfactory completion of our R&D, and the ability to successfully raise funds to meet our operating needs.

Introduction.

On July 4, 2008, we completed a Plan and Agreement of Reorganization with Biomedical Implant Technologies Ltd., an Ontario corporation (“BIT”) whereby we issued 20,000,000 shares of our common stock to the BIT shareholders in exchange for all of the outstanding common stock of BIT. Please refer to our Form 8-K filed with the SEC on July 10, 2008 for a more complete description of the transaction. As a result of the transaction, BIT became our wholly owned subsidiary and we changed our status from a shell company. On July 17, 2008, we changed our name from Grand Motion, Inc. to "OpenCell Biomed, Inc."

Unless otherwise indicated or the context otherwise requires, all references below in this Current Report on Form 10-Q to “we,” “us” and the “Company” are to OpenCell Biomed, Inc., a Nevada corporation, and its subsidiaries.

Plan of Operation

Our corporate focus is the development, improvement, marketing and distribution of our own proprietary product line of dental implant systems, together with related and associated parts. Our proprietary implant system is known as the Ti-Foam Dental Implant System. Please refer to our Form 8-K filed with the SEC on July 10, 2008 for a more complete description of our business.

During the next 12 months, we expect to conduct additional research and development of our product with the Canadian National Research Council (“NRC”) sufficient for us to be in a position to launch the commercial sale of our Ti-Foam Dental Implant System which we expect to occur no later than March 2009. Our ability to launch our product will be subject to obtaining the necessary health regulatory approvals domestically and in the United States. We intend to file our applications with the respective health regulatory bodies in Canada and the United States during the last calendar quarter of 2008 or the first calendar quarter of 2009. Our initial launch will consist of infomercials, trade shows and product advertising in industry journals and newspapers, as well as a direct mail program. Thereafter, depending on available funds, we intend to hire sales personnel on an as need basis.

We expect to incur a total of $400,000 Canadian dollars (“CDN”) in expenditures during the next 12 months. The stated amount is allocated as follows:

•

Payments to NRC of $152,000. As indicated above, we continue to conduct further research and development and testing of our product with the NRC.  We intend to spend approximately $137,000 CDN on R&D with the NRC over the next twelve months. Of the total amount, however, we expect to expend approximately $38,000 CDN in R&D prior to the commencement of the commercial sale of our product. The remaining R&D will be conducted after the inception of commercial sale to further optimize the product. We expect that our sole officer and director will handle all of our R& D duties for the next 12 months, and we do not intend to hire any employees to perform these functions. In addition to the R&D expenditures, we are required to make a minimum of $15,000 CDN in royalty payments to NRC during this period

•

Marketing expenses of $198,000 CDN. We believe that we will begin advertising and marketing program during the third or fourth calendar quarters of 2008. We expect to incur approximately $8,000 on conventions and trade shows, $20,000 on trade magazines, $10,000 on website development, $20,000 on direct mail and $20,000 on infomercials. In addition, we intend to hire two in-house sales persons at a base salary of $60,000 CDN per year per person. We also expect that we will be require to include a commission component to the compensation package of our sales persons, however, it has not been determined at this time.

•

Professional fees of $50,000 CDN. Overall, we anticipate spending an additional $50,000 on professional fees, general administrative costs and expenditures associated with complying with US securities reporting obligations during this period.

Apart from the capital expenditures stated above, we have no other capital requirements as of the date of this filing.

We did not earn any revenues during the three month period ended August 31, 2008. During this period we incurred operating expenses in the amount of $23,528.  These operating expenses related to auditing, legal, and general and administration.  During the next 12 months, we expect that our revenue will be sporadic, and that we will need to raise funds from equity or debt financing. If we are successful in completing our equity financing, it is likely that existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our equity or debt securities to fund our plan of operations. In the absence of such financing, our business will fail.

Capital Resources and Liquidity

As at August 31, 2008, we had $14,404 assets and total liabilities of $83,305. Working capital as of August 31, 2008 was $(83,187).

We have not generated any revenue since inception and we cannot satisfy our cash requirements for the next twelve months with our current available cash and projected cash flow. We will be required to raise funds in order to execute our plan of operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

We also do not expect any significant additions to the number of employees except as stated in our plan of operations above. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.

As mentioned, we will seek to raise funds through private and public equity offerings to meet our ongoing operational needs. As of the date of this report, we have no agreements or understandings in place with any third party for the raising of such funds. We cannot guarantee that we will be able to raise all the money required. If we are successful any money raised will be applied to the items set forth in the Plan of Operation section of this Form 8-10-QSB.

Dr. Pavelic, our director and sole officer, has endeavored to loan funds on an as needed basis in the past, however, we can not predict whether Dr. Pavelic will be provide future loans to us.  As of the date of this Report, Dr. Pavelic has outstanding loans to us in the amount of $73,423. The loans are due on demand and bears no interest.

Off-Balance Sheet Commitments and Arrangements

As of August 31, 2008, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3 Controls and Procedures

(a) Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as of August 31, 2008 for this Form 10-QSB. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared.

(b) There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period ended August 31, 2008 has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

Item 3(A)T. Controls and Procedures.

Not applicable

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 17, 2008, we changed our name to "OpenCell Biomed, Inc." We filed a Certificate of Amendment to the Articles of Incorporation reflecting such change on the same date with the Nevada Secretary of State (see attached).   The action was effected by the written consent of a majority of our shareholders which occurred on July 16, 2008. A total of 20,000,000 votes were recorded in favor of the action. No votes were recorded against or abstaining from the action.

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

(a)

Reports on Form 8-K

On July 22, 2008, we filed with the Securities and exchange Commission a report on Form 8-K disclosing Items 5.03, 8.01, and 9.01.

On July 10, 2008, we filed with the Securities and exchange Commission a report on Form 8-K disclosing Items 1.01, 2.01, 3.02, 5.01, 5.02, 5.06, and 9.01.

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

Opencell Biomed, Inc.

/s/ Mislav Pavelic

---------------------------

Mislav Pavelic

President and Principal Financial and Accounting Officer

Dated: October 20, 2008