Form 10-K
period 2008-11-30
Opencell Biodmed, Inc.
filed 2009-03-16
CIK 1385596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2008

[ ] Transition Report Pursuant to Section 13or 15(d) of

The Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 333-141094

OPENCELL BIOMED, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada

(State of Incorporation)

75-3255895

(IRS Employer ID Number)

25 The West Mall, #253, Unit 1336

Toronto, Ontario, M9C 1B8

(Address of principal executive offices)

(416) 622-5354

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common

Stock, par value $0.0001 per share

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)

[ ] Yes [X] No

The Issuer's revenues for its most recent fiscal year was $0

As of December 31, 2007, the aggregate market value of the Issuer’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price at which the common and preferred equity was sold, was approximately $33,967,613. Solely for the purposes of this calculation, “affiliate” has the meaning defined in Rule 12b-2 of the Exchange Act

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Outstanding Shares

Class as of November 30, 2008

Common Stock, Par Value $0.0001 per share

26,140,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

OPENCELL BIOMED, INC.

TABLE OF CONTENTS

PART I

Item 1.

Description of Business Overview

4

Item 1A.

Risk Factors

11

Item 2.

Description of Properties

18

Item 3.

Legal Proceedings

18

Item 4.

Submission of Matter to a Vote of Security Holders

18

PART II

Item 5.

Market for Common Equity and Related Stockholders Matters

18

Item 6.

Selected Financial Data

19

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations

20

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

23

Item 8.

Financial Statements and Supplementary Data

23

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

36

Item 9A.

Controls and Procedures

36

Item 9B.

Other Information

37

PART III

Item 10.

Directors, Executive Officers, Promoters and Control persons; Compliance with

Section 16(a) of the Exchange Act

37

Item 11.

Executive Compensation

39

Item 12.

Security Ownership of Certain Beneficial Owners and Management

40

Item 13.

Certain Relationships and Related Transactions

41

Item 14.

Principal Accountant Fees and Services

42

PART IV

Item 15.

Exhibits, Financial Statement Schedules

43

Signatures

44

Cautionary Statement

This report on Form 10-K and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

•

our growth strategies;

•

anticipated trends in our business;

•

our ability to make or integrate acquisitions;

•

our liquidity and ability to finance our products,

•

acquisition and development strategies;

•

market conditions in the implant industry;

•

the impact of government regulation;

We identify forward-looking statements by use of terms such as "may," "will," "expect," "anticipate," "estimate," "hope," "plan," "believe," "predict," "envision," "intend," "will," "continue," "potential," "should," "confident," "could" and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the "Risk Factors" section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to “Canadian Dollar” or “CDN” are to the currency of the Canada. The spot rate as of November 30, 2008, $1.00 USD = 0.8073 CDN.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS OVERVIEW

Our corporate focus is the development of our own proprietary product line of dental implant systems, which will include the development, improvement, marketing and distribution of a dental implant system, together with related and associated parts. We have not yet realized any revenues from its planned operations and have not commenced the actual sale of products. In January 2008, we acquired a worldwide, exclusive license from the National Research Council of Canada for intellectual property rights for porous titanium standard push-in and acme threaded dental implants. At the same time, we entered into a research and development agreement with the National Research Council of Canada to develop dental implants with this acquired technology. A porous titanium coating on an implant will allow the surgeon to: 1) place an implant in smaller amounts of host bone, 2) allow for earlier placement of the final restored tooth/teeth, 3) place and restore a tooth/teeth under less stringent bone requirements then current standards of care, and 4) achieve a strong base fixation in all circumstances of implant placement.

Our dental implant system is called the “Ti-Foam Dental Implant System.” We plan to manufacture and distribute our system as an all-inclusive product line augmented by a few products we will purchase for resale. Our products will be marketed domestically directly to the targeted market through sales representatives and internationally on a country-by-country basis through a distribution network that we plan to develop. We will be compliant with good manufacturing practices, and we will submit our products for regulatory approvals required by the United States Federal Drug Administration (“FDA”) and Health Canada. We also expect to be ISO 9001:2000, ISO 14385:2001, and Annex II (EU Council Directive 94/42/EEC) certified, which allows us to export and market our products within the European Economic Community. We have filed trademark applications in the United and Canada for our dental implant product line names.

The Company neither rents nor owns any property. The Company utilizes the office space and equipment of Mislav Pavelic, our director and sole officer, at no cost on a month to month basis at 25 The West Mall, #253, Unit 1336, Toronto, Ontario, M9C 1B8. Our fiscal year end is November 30th.

History and Background

Grand Motion, Inc. was incorporated in the State of Nevada on July 7, 2006, and its fiscal year end is November 30. The Company had obtained a license to market, distribute or re-sell specialty tours, airline tickets and charter flights provided by a private company, in the United States and Canada but discontinued this business segment during the first quarter of 2008. Following discontinuation of its business, the Company originally intended to pursue a variety of consulting and joint venture opportunities in the People’s Republic of China (“PRC”) in the food processing and alternative fuel manufacturing industries. Grand Motion elected not to pursue the PRC concentrated strategy when it entered into its agreement with Biomedical Implant Technologies Ltd., as described herein.

On July 4, 2008, Grand Motion, Inc. and Biomedical Implant Technologies Ltd. (“BIT”), an unaffiliated Ontario corporation, completed a Plan and Agreement of Reorganization whereby Grand Motion issued 20,000,000 shares of its common stock in exchange for all of the outstanding common stock of BIT.  As a result of the transaction, BIT is now a wholly-owned subsidiary of Grand Motion.

BIT was incorporated in the Province of Ontario on November 27, 2007, and its fiscal year end is November 30.  In January 2008, BIT acquired an exclusive, worldwide license from the National Research Council of Canada (the “NRC”) for porous titanium standard push-in and acme threaded dental implants.  In addition, BIT entered into a research and development agreement with the NRC to develop dental implants with porous titanium foam surfaces. On July 17, 2008, we changed our name to "OpenCell Biomed, Inc." We filed a Certificate of Amendment to the Articles of Incorporation reflecting such change on the same date with the Nevada Secretary of State.

General

Our corporate focus is the development, marketing and sale of our proprietary dental implant system known as the “Ti-Foam Dental Implant System”. We have not yet realized any revenues from our planned operations and have not commenced the actual sale of our proprietary product.  As mentioned above, in January 2008, we acquired an exclusive, worldwide license from the NRC for porous titanium standard push-in and acme threaded dental implants. Concurrent with the license acquisition, we entered into a research and development agreement with the NRC to develop dental implants with porous titanium foam surfaces. (Please refer to the discussion below concerning the terms of the license agreement and research and development agreement with NRC).

Since the license acquisition, we have designed and fabricated a prototype dental implant in collaboration with the NRC. In addition, we have conducted some independent R&D on the preliminary function of the implant in bovine bones.

We expect to be the sole manufacturer of our “Ti-Foam Dental Implant System”, which is an all-inclusive product line augmented by a few products that we will purchase for resale. We also expect to market our products domestically directly to the targeted market by our sales representatives, and internationally on a country-by-country basis through selected distributors under a license arrangements with us (See “Marketing and Distribution” below).

We have developed a prototype implant using our proprietary technology. We are currently working in collaboration with the NRC to develop the optimum implant design for commercial use and our projected total cost of the R&D project over the next twelve months is expected to be $142,085 ($176,000 CDN), of which we have spent $30,677 ($38,000 CDN) in R&D to date. Further information on the R&D program is described in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Prior to sale of our product in the United States, we will be required to file with the United States FDA a Section 510(k) application, and receive approval of such application. We will be required to make a similar type application with and receive approval from Health Canada prior to the commercial sale of our products in Canada. We intend to file our applications with the respective health regulatory bodies in Canada and the United States during the third calendar quarter of 2009. We expect the product to be available for sale, in the United States within six to twelve months from filing of such application, and in Canada within three to six months from filing of such application. We cannot provide any assurance of our ability to receive the necessary approvals from such regulatory bodies.

Research and Development Agreement and Licensing Agreement with National Research Council of Canada

On November 13, 2007, we entered into an Agreement for R&D Collaboration with the National Research Council of Canada (“NRC”) (“R&D Agreement”) whereby we collaborated with the NRC on a project for the development of dental implants with a titanium foam coating. The total cost of the project is estimated to be $198,664 ($246,085 CDN), of which we agreed to contribute approximately $142,085 ($176,000 CDN) in cash to the project subject to achievement of certain milestones. We also are required to make a contribution of $40,365 ($50,000 CDN) in equivalent project work during the course of the agreement. Equivalent project work includes time allocated to the project by our Chairman. This agreement is effective for a period of 15 months, ending on April 2009. As of the date of this Report, the R&D Agreement is in force and effect, we have expended approximately $30,677 ($38,000 CDN) of the required amount indicated above, and anticipate spending an additional $111,407 ($138,000 CDN) in R&D expenditures as required under the agreement. We have completed the second phase of our R&D Agreement with the NRC in December 2008. During this phase, we refined the torque load of our implant system. We expect the third phase to be completed during the third calendar quarter of 2009. Under the remaining two phases of the R&D Agreement, we will seek to optimize and validate the system parameters. We have entered into a technology licensing agreement with the NRC for the intellectual property arising under the R&D Agreement which is described below.

On January 22, 2008, we entered into a Technology License Agreement with the NRC (“License Agreement”) whereby we acquired a worldwide exclusive license to the technology relating to the Ti-Foam Dental Implant System. The agreement extends for the duration of the patents covering the technology. The patents covering the technology expire in 2021. We paid the NRC $12,110 ($15,000

CDN) upon signing of the License Agreement. In addition, we are required to pay the licensor a royalty on each product sale equal to the greater of; 3% or $8 ($10 CDN). The agreement also requires the payment of minimum annual royalties, which were previously to commence December 31, 2008; however, since the research and development was not completed by that date the first payment will be delayed to December 31, 2009. Minimal annual royalties are due as follows; $12,110 ($15,000 CDN) on December 31, 2009, $16,146 ($20,000 CDN) on December 31, 2010, $20,183 ($25,000 CDN) on December 31, 2011 and $20,183 ($25,000 CDN) for each anniversary thereafter throughout the term. The licensor, subject to our re-imbursement of 100% of such costs, is required to obtain and maintain the patents covering the technology. The license is conditional upon diligent exploitation of the rights granted to us in a manner likely to satisfy the demand for the products and services in relation to all reasonable applications within the authorized field of use, and to adequately serve our customers. If the licensor determines that there has been a lack of diligence on our part, it may (a) convert the license from an exclusive to a non-exclusive basis, (b) terminate the agreement, or (c) modify the field of use. The licensor may terminate the agreement if we become bankrupt, or insolvent, or have a receiver appointed to continue our operations, or passes a resolution for winding up, or takes the benefit of any statute relating to bankrupt or insolvent debtors. Finally, either party may terminate the agreement for any breach by the other party, subject to a 60 day cure period.

Implant Market Environment

The dental implant market dates back many centuries. Originally, dental implants were made of materials as diverse as wood and ivory in an albeit very crude process. More modern implants using metal pins, posts, and blade implants originated in the early 19th century a dentist in the 1930’s implanted subperiosteal (on the bone) hardware that would permanently anchor dentures to the bone. By the late 1940’s, implant direction and focus had shifted to endosteal (in the bone) devices, known as blade type implants. Practitioners who used implants were seen as mavericks. Over the following decades the market for blade type implants grew, but never to any appreciable size. The market languished until the 1970’s, during which time, most prosthetics were developed by practitioners for their own use.

By 1977, Dr. P. I. Branemark, a Swedish orthopedic surgeon, developed and brought to market a product line of dental implants composed of titanium. Since that time the marketplace for implants has flourished, and has grown continually, through refinements and improvements, and has captured practitioners due to the ease of use and placement compared with a blade implant.

Today there are dozens of dental fixtures marketed worldwide. Some are made of pure titanium or one of its alloys; many are coated with different materials and processes to stimulate bone growth, called osseointegration. By 1990, implants had moved to the mainstream of dentistry.  Primarily, oral surgeons and periodontists perform the placement of implants, but there are a growing number of general dentists who perform implant procedures. Today, the increase in the number of both specialty practitioners and general dentists placing implants is continuing, due in part to the continued success rate of implants, the aging population, and continued refinements and improvements being made to implant systems.

Implants are beneficial for patients and very profitable to practitioners, so it is understandable that this segment of professional dentistry is becoming one of the fastest growing and widely publicized. It is not necessary for a dentist to be an oral surgeon to put dental implants in patients. In fact, dental implantology is now taught in the last year of dental school. The implant industry is closely linked with the evolution of dentistry towards more sophisticated diagnosis and procedures. During 2004, in excess of $400 million was spent in the U.S. alone on dental and oral care. There are in excess of forty million patients in this country who are potential candidates for dental implants and associated attachments. The domestic and international implant markets are estimated at $1.79 billion annually in 2006 (Millennium Research Group – Competitor Insights for Implants (www.mrg.net)).

The merits of having implants instead of conventional bridge and denture plates are as follows:

•

implants are significantly more sturdy than bridgework or dental plates,

•

implants can support for a full denture which is unavailable in bridgework or dental plates;

•

implants support a permanent bridge eliminating the need for a removable partial dentures;

•

implants do not weaken, alter or discolor adjoining teeth; and

•

implants are aesthetically more pleasing.

Products

The primary product to be offered by the Company is a dental implant product line and system called the "Ti-Foam Dental Implant System." This product line includes various styles of dental implants, their related prosthetics or armamentarium, devices, tools, irrigated spade drills, and items purchased for resale.

Dental implants are the foundation upon which natural looking teeth are placed through a sound and lasting prosthesis. Dental implants are small anchors (root form) shaped like screws which when placed become an artificial replacement of the natural roots, are made out of bio-compatible titanium, and are embedded into the maxilla and mandible (upper and lower jaw, respectively) of a patient. The titanium alloy utilized is of clinical grade, is inert to the body and represents a space age material that has the unique ability to form a permanent biological bond with living tissue. Dental implant systems are placed by trained dentists, oral surgeons, periodontists, implantologists, and other similar disciplined professionals. Implants can have a high success rate if placed properly and expertly. With proper oral care and regular dental visits, implants have lasted as long as 20 years and may last a lifetime.

Many of the implants have various coatings or treatments (hydroxylapatite, titanium plasma sprayed, treated via a resorbable blasted material, and other like processes) which enhance the bonding and bone growth process resulting in improved osseointegration. Ti-FoamTM takes this a step further as it allows for absorption of bone within the dental implant structure at the time of placement and it allows for introduction of bone morphogenic proteins/anti-biotics within the foam to further encourage rapid bone growth and adaptation of the implant to bone. Our implants are offered in various diameters and lengths.

The competitive advantages of the Ti-FoamTM implant system are as follows:

•

It improves osseoinduction and integration through (i) its high porosity surface material which allows for improved bone incorporation into the porous foamy surface during placement, and (ii) its ability to incorporate enhancing proteins and various antibiotics through the foaming process within the Ti-foam material.

•

It provides a more rapid implant stability than other available implants through its unique proprietary surface material that allows for an accelerated vascularization of bone to implant interface.

•

It improves stress transfer to surrounding bone due to the more rapid implant stability.

•

It improves peri-implant bone health by adoption of gum to the implant.

We also will offer an extensive line of prosthetic armamentarium available to practitioners in various prosthetic styles, which each style being marketed in various cuff heights and material composition (such as titanium, gold alloy, plastic and ceramics).

Other products that we will offer for use in dental implantology are bone augmentation materials and Collagen Resorbable Membranes in various dimensions; and surgical motors and hand pieces made by third party manufacturers.

We intend to continually review current designs, evaluate new concepts, and develop new and/or improved products to replace or augment the Ti-Foam Implant System. Through National Research Council of Canada, we are engaged in research and development and have spent approximately $40,000 since inception on new product development. We will in the future seek grants for specific research works with numerous institutions.

Marketing and Distribution

Our targeted market is clinicians, oral surgeons, periodontists, implantologists, private continuing educational institutions, and universities.

We intend to use a combination of event participation, direct mail, infomercials and product advertising on our web-site and in trade journals and newspapers, and the establishment of a direct sales program to reach our targeted market. Our immediate priority of marketing will focus on event participation and product advertising. Our projected marketing budget for the next twelve months is approximately $198,000 (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We will be required to raise capital in order to meet our stated marketing budget.

Event participation will include being an exhibitor at industry trade shows, participation in industry forums, and conducting our own industry seminars. In addition, we intend to advertise our product on our web-site, and in industry trade journals and newspapers, such as Dental Products and Oral Health, among other publications.

Apart from event participation and product advertising, we expect that domestic sales will be handled through a network of sales representative. The number of sales personal will be subject to a number of factors, including available cash allocable for marketing purposes and the success of our initial marketing efforts. We expect that the sales representatives will be compensated on a salary basis, with some form of commission structure. We may be required to hire a sales manager to the extent that our sales representatives exceeds twenty.  At this time, we do not have a sales representatives. We believe that we will be required to pay sales representatives a salary of $60,000 along with some form of commission structure. At this time, we have not identified the appropriate compensation structures for our sales representatives or our sales managers.

As mentioned above, we intend to enter into distribution arrangements for international sales. We expect that a distributor will have some form of geographical limitation, will be required to pay a onetime fee, and will be receive favourable distributor pricing on product purchases. At this time, we have not identified any potential distributors, nor have we determined the material terms of any distributor agreement.

Markets and Competition

Based on available industry information, we estimate the size of the domestic and international implant market to be approximately $1.7 billion and such information indicates that the market will grow annually at a rate of 15-23% from 2008 to 2013 (Millennium Research Group - Competitor Insights for Implants - (www.mrg.net)). The expected growth is primarily from an aging population, better education of new dentists, and developing interest from, and education of, existing general dentists. There are four companies that dominate the world-wide marketplace, with a second tier of five additional companies. The principal competition consists of Nobel Biocare Holding AG (NOBN: Swiss Exchange), Biomet 3i Inc. (BMET: NASDAQ), Straumann Holding AG (STMN: Swiss Exchange), Zimmer Holdings Inc. (ZMH:NYSE), Astra Tech an Astra Zeneca International company (AZN-LSE) and Lifecore Biomedical Inc. (LCBM:NASDAQ). Many of these competitors are subsidiaries or divisions of larger companies, and many have substantial capital resources which are significantly larger than our capital resources. We believe, however, that we can compete with all of such companies because of our belief that our proprietary product represents an enhancement to existing products and procedures in the existing marketplace. However, we cannot provide any guarantees that our products will achieve commercial success.

Raw Materials and Manufacturing

The materials used in manufacturing the dental product line are medical grade titanium alloy, gold alloy, stainless steel and ceramic. Titanium is inert to body tissue and bone, and is an alloy which has the unique ability after being placed to form a permanent biological bond with living tissue. Research in the use of ceramic and other materials has been completed and is continually underway, particularly for use as abutments. The availability of these materials is good; however, titanium prices have risen 40% over the past year. Currently we subcontract the manufacture of the base of the dental implant to a local company; however, we believe other subcontractors are available in the area at competitive rates. Following the production of the dental implant, our patented porous titanium foam surface coating will be applied to the product. As of the date of this Report, we have not determined whether we or a subcontractor will foam surface coat the product. We do not anticipate that either will materially impact our operations.

Patents and Trademarks

The technology surrounding our products is subject to patent protection. The open material methodology received a US patent (#6,660,224 B2) on December 9, 2003 (filed August 27, 2001), a Canadian Patent (2,355,790) on April 25, 2005 (filed August 16, 2001), and a patent under the Patent Cooperation Treaty (Publication Number WO 03/015963 A1) filed August 15, 2002.

Our other patents include:

•

L.P.Lefebvre, Y. Thomas, M. Gauthier, “Method of Making Open Cell Material”, CIP US 7,108,828 B2, Sep. 19, 2006.

•

L.P. Lefebvre and Y. Thomas, “Method of making open cell material”, European Patent Application No.02754042.6 (EP /417065)

•

L.P. Lefebvre, Y. Thomas and M. Gauthier, “Method of Making Open Cell Material”, Canadian Patent Application Number CA 2 469 244 filed May 31, 2004.

Patents filed in the United States, Canada and with other countries subject to the World Trade Organization are valid for 20 years from the earliest claimed filing date.

We have has filed trademarks as available for its dental implant product line names and logos. We also have registered the following domain names: www.opencellbiomed.com.

Regulatory

We will continually maintain and update as necessary its ISO 9001 / EN 13485:2001 and Annex II (CE mark) certification to continue to permit the Company to import and market its products within the European Economic Community (EEC). ISO certification is required to permit us to export our products into the EEC or any other country that has adopted the ISO rules, regulations and policies.

In order for us to sell our product in the United States, we will need approval from the United States Food and Drug Administration. We plan to file for registration with the US-FDA under Section 510(k) of the Food, Drug and Cosmetic Act and adhere to the FDA guidelines prior to making sales in the United States. We will be required to make a similar filing with and receive approval from Health Canada prior to the commercial sale in Canada.  We intend to make our filing with the United States FDA and Health Canada during the third calendar quarter of 2009. We cannot predict whether we will be successful in obtaining the necessary approval from the regulatory bodies in the United States and Canada.

Research and Development

We continually evaluate new ideas and concepts relating to dental implantology. New products will be, and are currently being, brought to market as clinical evaluations, studies and testing are completed and FDA registration, if required or necessary is obtained. In addition, product research is continually being performed on our existing product line. Since the commencement of the R&D Agreement with NRC in 2008, we spent $30,677 ($38,000 CDN) in research and development costs.

Environmental Laws

Environmental laws do not impact our business, except for waste products/materials created and/or generated by manufacturing processes. These waste products are being recycled according to and in compliance with federal, state and local environmental protection laws.

Our compliance with federal, state and local environmental protection laws has not had, and is not expected in the future to have, an effect on capital expenditures, liquidity, earnings or its competitive position.

Employees

We are a development stage company and we do not have any employees, other than our sole officer and director. We intend to hire additional employees on an as needed basis.

ITEM 1A. - RISK FACTORS

In addition to the other information included in this Form 10-K, the following risk factors should be considered in evaluating the Company’s business and future prospects. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to the Company and its business. You should also read the other information included in this Form 10-K, including the financial statements and related notes.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Nevada in July 2006 and our operating subsidiary was incorporated in Ontario, Canada on November 27, 2007. We have no significant financial resources and no revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

We have not developed a commercial product.

We have developed a working proto-type of our Ti-FoamTM products and we are continuing to conduct research and development with the NRC in this regard. Although we are confident in our ability to develop a commercial product, it is conceivable that final testing could result in certain product features requiring redesign or improvement which could delay indefinitely or permanently preclude the commercial introduction of the product.

We will need approval from various health regulatory bodies.

In order for us to commercially sell our product in the United States and in Canada, our product will have to be approved by the US FDA and Health Canada, respectively. Similar applications will need to be filed with the European Union. Although we expect to receive such approvals in a timely fashion, it is conceivable that we may not be able to obtain the necessary approval to allow for the timely commercial sale of our product or at all.

We have received limited indications of the commercial acceptability of our products. Accordingly, we cannot predict whether our products can be marketed and sold in a commercial manner.

Our success will be dependent upon our ability to sell our Ti-FoamTM products in quantities sufficient to yield profitable results. To date, we have received limited indications of the commercial acceptability of our products. Accordingly, we cannot predict whether the omni-directional product can be marketed and sold in a commercial manner.

We currently lack any distribution channels for our products.

We do not have any established channels of sales or distribution for our product line. We have only recently formulated a marketing and sales plan, and the plan is largely untested.  Therefore, we cannot predict whether we will be successful in establishing a successful sales and distribution channels for our product.

We cannot assure that we will have in place sufficient patent protection and confidentiality agreements for our proprietary technology. If we do not adequately protect our intellectual property rights, there is a risk that they will be infringed upon or that our technology infringes upon one of our competitor's patents. As a result, we may experience a loss of revenue and our operations may be materially harmed.

Our success will be dependent, in part, upon the protection of our proprietary Ti-FoamTM technology from competitive use. We received patents regarding our porous titanium form technology relating to dental implants. Notwithstanding the foregoing, it is possible that our competitors could build similar products. In addition to the patent applications, we intend to rely on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect our intellectual property rights. Nevertheless, these measures may be inadequate to safeguard our underlying technology. If these measures do not protect the intellectual property rights, third parties could use our technology, and our ability to compete in the market would be reduced significantly. Moreover, if the sale of our product extends to foreign countries, we may not be able to effectively protect its intellectual property rights in such foreign countries.

In the future, we may be required to protect or enforce our patents and patent rights through patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. These actions could put our patents at risk of being invalidated or interpreted narrowly and any patent applications at risk of not issuing. In defense of any such action, these third parties may assert claims against us. We cannot provide any assurance that we will have sufficient funds to vigorously prosecute any patent litigation, that we will prevail in any of these suits, or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause the price of our common stock to decline.

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We will need to raise funds through public or private debt or sale of equity to achieve our current business strategy (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to the interests of our existing shareholders with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant as set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to significantly expand our operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plan of operations. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

We may pay consultants and employees in our common stock as consideration for their services which may result in stockholder dilution.

Presently, we have limited cash availability. Although we are hopeful to raise sufficient funds to properly develop our business strategy (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), we may not be successful in our fund raising efforts. Therefore, it is conceivable that in the future, we may pay consultants and employees in the form of common stock, warrants or options to purchase shares of our common stock rather than cash. Payments for services in stock may materially and adversely affect our existing stockholders by diluting the value of outstanding shares of our common stock.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history, our auditor has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has never generated any revenue.

If we cannot obtain sufficient funding, we may have to delay the implementation of our business strategy and/or heighten the risk of our business failure.

We face substantial competition from numerous sources, many of which have access to better resources.

Many of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater marketing, public relations and technical resources than us. We are significantly smaller than our competitors, and all of which are larger and are significantly better financed than us. We may not be able to compete successfully in any market in which we conduct business currently or in the future. Those competitors having greater financial resources than ours are able to engage in more substantial advertising, promotion and other marketing programs, all of which affect their revenues. Further, even if we are successful in developing and marking our proprietary Ti-FoamTM product, technological changes or improvements advanced by any of our competitors may eradicate any actual or perceived competitive advantage of our product.

Our future success is dependent, in part, on the performance and continued service of Mislav Pavelic. Without his continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent largely upon the experience, abilities and continued services of Dr. Mislav Pavelic, our director and sole officer. We currently do not have an employment agreement with Dr. Pavelic. The loss of his services could have a material adverse effect on our business, financial condition or results of operation.

Because our director and sole officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our sole officer is not required to commit his full business time and attention to the affairs of the company, and he is engaged in other business endeavors. As a result, certain conflicts of interest may result in allocating his business time and attention between our operations and the other businesses. If his other business affairs require them to devote more substantial amounts of time to such affairs, it could have a negative impact on our financial condition, results of operations and future business prospects.

In addition, our officer and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  We intend to protect our interests in having these officers and directors remain part of the company and prioritize their time and resources in such a way that will benefit us, although no assurances thereof can be given.

We have no experience as a public company.

We have never operated as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, shareholder values may be materially adversely affected. Our inability to operate as a public company could be the basis for shareholders losing their entire investment in us.

Risks Related to Our Stock

The OTC Bulletin Board is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.

Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry.

Orders for OTC Bulletin Board securities may be cancelled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

We are subject to the penny stock rules and these rules may adversely affect trading in our common stock.

Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

Our stock price may be volatile, which may result in losses to our stockholders.

Historically, the market prices of companies quoted on the Over-The-Counter Bulletin Board, generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•

variations in our operating results;

•

announcements of technological innovations, new services or product lines by us or our competitors;

•

changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•

changes in operating and stock price performance of other companies in our industry;

•

additions or departures of key personnel; and

•

future sales of our common stock.

In general, domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, the market prices for stocks of companies in volatile markets often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In certain instances, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

We will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the National Association of Securities Dealers (“NASD”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated time frame. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, significantly increase our accounting and compliance budget, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance if we chose to do so in the future. Thus, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

We have committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. We have taken measures to evaluate how we can address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

U.S. investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon U.S. federal securities laws against the company and its sole non-U.S. resident officer and director.

Our two directors and our sole officer are not residents of the United States. Consequently, it may be difficult for investors to effect service of process on Dr. Pavelic and Mr. Akrivos in the United States and to enforce in the United States judgments obtained in United States courts against Dr. Pavelic and Mr. Akrivos based on the civil liability provisions of the United States securities laws. Since all our assets are located in Canada it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us may not be enforceable in Canada.

We do not expect to pay dividends in the foreseeable future.

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

We have the right to issue additional common stock without the consent of shareholders. This would have the effect of diluting your ownership in the company and could decrease the value of your stock.

There are additional authorized but unissued shares of our common stock that may be later issued by our management for any purpose without the consent or vote of the stockholders that would dilute a stockholder’s percentage ownership of the company. Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock.

ITEM 1B. - UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2 – DESCRIPTION OF PROPERTY

We utilize the office space of Dr. Mislav Pavelic, our sole officer, on a month to month basis at no cost to us. Our office is located at 25 The West Mall, #253, Unit 1336, Toronto, Ontario, M9C 1B8. The total office space consists of 3,200 square feet, of which we occupy 1,000 square feet.  We also use office equipment of Dr. Pavlic, from time to time, at no costs to us.

ITEM 3 - LEGAL PROCEEDINGS

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management. We are not aware of any pending or threatened legal proceedings which involve OpenCell Biomed, Inc. or its subsidiaries, Directors or Officers. Our Bylaws provide that we shall have a minimum of one director. There is no stated maximum number of directors allowed but such number may be fixed from time to time by action of the stockholders or of the directors. Our address for service of process in Nevada is 112 North Curry Street, Carson City, NV, 89703.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the quarter ended November 30, 2008.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

From October 2007 to the present, our common stock has been listed on the OTC Bulletin Board.  Our stock symbol is “OCBM.” Prior to July 2, 2008, our stock symbol was “GNDM”.

The following table sets forth the high and low bid prices our common stock for each fiscal quarter, in 2007 (commencing October 2007) and 2008.

The bid prices are inter-dealer prices, without retail markup, markdown or commission, and do not reflect actual transactions.

Period

High Bid

Low Bid

December 1, 2006 - February 28, 2007

n/a

n/a

March 1, 2007  May 31, 2007

n/a

n/a

June 1, 2007 - August 31, 2007

n/a

n/a

September 1, 2007  November 30, 2007

$0.25

n/a

December 1, 2007  February 29, 2008

$0.25

n/a

March 1, 2008  May 31, 2008

$0.25*

n/a

June 1, 2008 - August 31, 2008

$0.25*

n/a

September 1, 2008  November 30, 2008

$1.65*

$0.39*

*Reflects a two for one forward split of our common shares which occurred April 2, 2008.

Effective April 2, 2008, we forward split our common shares on a two (2) for one (1) basis.  All per share information in the accompanying financial statement has been adjusted to reflect the forward split in accordance with SAB Topic 4c.

Holders

As of November 30, 2008, we have 26,140,000 shares of our Common Stock issued and outstanding held by 40 shareholders of record.

Dividends

We have never paid any cash dividends on its capital stock and does not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Securities Authorized For Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Report that has not been previously reported in Form 10-Q or Form 8-K

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases made by us, on our behalf, or any “affiliated purchaser” of our common stock during the last quarter covered by this Report.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Company

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on OpenCell Biomed’s financial statements, which OpenCell Biomed has prepared in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Plan of Operation

During the next 12 months, we expect to conduct additional research and development of our product with NRC sufficient for us to be in a position to launch the commercial sale of our Ti-Foam Dental Implant System.  Thus, we expect to launch our product no later than October 2009. Our ability to launch our product will be subject to obtaining the necessary health regulatory approvals domestically and in the United States. We intend to file our applications with the respective health regulatory bodies in Canada and the United States during the third calendar quarter of 2009. Our initial launch will consist of infomercials, trade shows and product advertising in industry journals and newspapers, as well as a direct mail program. Thereafter, depending on available funds, we intend to hires sales personnel on an as need basis, and subject to available funds.  We have completed the first two phased under the R&D Agreement with NRC.  Each task was successful and met all expectations.

We expect to incur a total of $379,710 in expenditures during the next 12 months. The total amount is allocated as follows:

❖

Payments to NRC of $122,710. As indicated above, we continue to conduct further research and development and testing of our product with the NRC.  We intend to spend approximately $110,600 ($137,000 CDN) on R&D with the NRC over the next twelve months. Of the total amount, however, we expect to expend approximately $30,677 ($38,000 CDN) in R&D prior to the commencement of the commercial sale of our product. The remaining R&D will be conducted after the inception of commercial sale to further optimize the product. We do not intend to hire employees during this 12 month period to handle our R&D. In addition to the R&D expenditures, we are required to make a minimum of $12,110 ($15,000 CDN) in royalty payment to NRC in December 2009.

❖

Marketing expenses of $198,000. We believe that we will begin advertising and marketing program during the third or fourth calendar quarters of 2009. We expect to incur approximately $8,000 on conventions and trade shows, $20,000 on trade magazines, $10,000 on website development, $20,000 on direct mail and $20,000 on infomercials. In addition, we intend to hire two sales employees to handle sales with our clients at cost of base salary of $60,000 per year per person plus commissions.

❖

Professional fees of $50,000. Overall, we anticipate spending an additional $50,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations during this period.

Apart from the capital expenditures stated above, we have no other capital requirements as of the date of this filing.

During the next 12 months, we expect that our revenue will be sporadic, and that we will need to raise funds from equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, our business will fail.

Results of Operations

On July 4, 2008, Grand Motion, Inc. and Biomedical Implant Technologies Ltd. (“BIT”), an unaffiliated Ontario corporation, completed a Plan and Agreement of Reorganization (“BIT Transaction”) whereby Grand Motion issued 20,000,000 shares of its common stock in exchange for all of the outstanding common stock of BIT.  As a result of the transaction, BIT became a wholly-owned subsidiary of Grand Motion. Subsequent to the BIT Transaction, the Company changed its name from Grand Motion, Inc. to Opencell Biomed, Inc.

The BIT Transaction was considered to be a capital transaction in substance, rather than a business combination.  The BIT Transaction is equivalent to the issuance of shares by a private company (BIT) for the non-monetary assets of a non-operational public company, accompanied by a recapitalization.  The accounting for BIT Transaction is similar to that resulting from a reverse acquisition, except goodwill was not recorded.  Accordingly, the historical financial information of the accompanying financial statements are that of BIT which the 20,000,000 shares issued by the Company are considered the historical outstanding shares of BIT for accounting purposes.  The Company’s operating activities are conducted through its wholly owned subsidiary, Biomedical Implant Technologies Ltd.

For the period from inception (November 27, 2007) through November 30, 2008, we had no revenue. We had a comprehensive loss for the same period equal to $113,214.  We incurred accounting and audit fees of $38,372, General and Administrative expenses of $2,175, legal expenses of 19,768 and research and development of $52,899.

Capital Resources and Liquidity

As of November 30, 2008 we had $415 in cash, total assets (including cash) of $415, and total liabilities of $98,492 (consisting of loans from a director equal to $68,920 and payables of $29,572).

We cannot satisfy our cash requirements for the next twelve months with our current available cash and projected cash flow. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant amount equipment. We also do not expect any significant additions to the number of employees. Our projected cash needs are discussed in Plan of Operations above. Those amounts represent our best estimate of our cash needs based on current planning and business conditions.  We have not generated any revenue since inception and are dependent upon obtaining financing to pursue R&D, marketing and distribution activities.

We will seek to raise money through private and public equity offerings to meet our need for cash. We cannot guarantee that we will be able to raise all the money required. If we are successful any money raised will be applied to the items set forth in the Plan of Operation section of this Form 10-K.

Dr. Pavelic, our director and sole officer, has endeavored to loan funds on an as needed basis in the past, and he has indicated that he will endeavor to continue to do so in the future, however we cannot predict whether Dr. Pavelic will be able to do so in the future.

Known Material Trends and Uncertainties

As of November 30, 2008, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of November 30, 2008.

	Payments due (in US $)
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Minimum Royalty Payment to NRC[1]	$250,269	-	$28,256	$40,366	$181,647
R&D payments to NRC[2]	$110,600	$110,600	-	-	-
Total contractual obligations	$360,869	$110,600	$28,256	$40,366	$181,647

[1]. Represents minimum royalty payments to NRC for the life of the patent as required under the NRC license agreement.

[2] Represents the balance of R&D payments as required under the NRC research and development agreement

Other than the above, we did not have any long-term debt obligations, operating lease obligations, purchase obligations or other long-term liabilities as of November 30, 2008.

Inflation

Inflation in the United States and Canada has not materially impacted our results of operations.

Critical Accounting Policies & Recent Accounting Pronouncements

Please see Note 1 in the Audited Financial Statements.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Company

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements of the Company are included in this annual report on Form 10-K:

OPENCELL BIOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets as of November 30, 2008 and 2007

F1

Statements of Operations for the Year Ended November 30, 2008, for the Period Ended

November 30, 2007 and for the Period from Inception (November 27, 2007) to

November 30, 2008

F2

Statement of Stockholders’ Deficit for the Period from Inception

(November 27, 2007) to November 30, 2008

F3

Statement of Cash Flows for the Year Ended November 30, 2008 and for the Period Ended

November 30, 2007 and for the Period from Inception (November 27, 2007) to

November 30, 2008

F4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F5 – F10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

OpenCell Biomed lnc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of OpenCell Biomed Inc. (the "Company") (formerly Grand Motion, Inc.) (a development stage company) as of November 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for the year and period then ended and for the period from inception (November 27, 2007) to November 30, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits, referred to above, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2008 and 2007, and the results of its operations and its cash flows for the year and period then ended and for the period November 27, 2007 (date of inception) to November 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has not realized any revenues since inception and has accumulated a deficit and these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MSCM LLP

MSCM LLP

Toronto, Canada

March 11, 2009

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Balance Sheets

	As at	As at
	November 30, 2008	November 30, 2007

ASSETS
Current assets
Cash	$ 415	$ -
Total current assets	415	-

Total assets	$ 415	$ -

Current liabilities
Accounts payable	$29,572	$ -
Due to related parties	207	-
Notes payable related parties	68,713	-
Total current liabilities	98,492	-

Capital stock $0.0001 par value; 100,000,000 shares authorized; 26,140,000 shares issued and outstanding	2,614	2,000
Additional paid in capital	-	(1,600)
Accumulated other comprehensive loss	12,923	-
Deficit accumulated during the development stage	(113,614)	(400)
Total Stockholders’ Equity	(98,077)	-
Total Liabilities and Stockholders’ Equity	$ 415	$ -

The accompanying notes are an integral part of the financial statements.

F1

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Statements of Operations

For the Year Ended November 30, 2008, for the Period Ended November 30, 2007 and for

The Period From Inception (November 27, 2007) to November 30, 2008

	Year Ended November 30, 2008	From November 27, 2007 to November 30, 2007	From Inception (November 27, 2007) to November 30, 2008

Revenue	$ -	$ -	$ -

Expenses
Accounting and audit fees	38,372	-	38,372
Bank charges and interest	69	-	69
Office and administrative	2,106	400	2,506
Legal	19,768	-	19,768
Research and development	52,899	-	52,899
Net loss	(113,214)	(400)	(113,614)

Other Comprehensive Income
Foreign exchange gain on translation of self-sustaining subsidiary	12,990	-	12,990

Comprehensive loss	$(100,224)	$(400)	$(100,624)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
	23,024,754	20,010,000

The accompanying notes are an integral part of the financial statements.

F2

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

For the Period from Inception (November 27, 2007) to November 30, 2008

	Common Shares		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Stockholders’ Equity

Balances, November 27, 2007	-	$ -	$ -	$ -	$ -	$ -

Issuance of stock for cash	20,000,000	2,000	(1,600)	-	-	400

Net loss for the period ended November 30, 2007	-	-	-	(400)	-	(400)

Balances, November 30, 2007	20,000,000	2,000	(1,600)	(400)	-	-

Issuance of stock related to reverse merger	6,040,000	604	1,600	-	(67)	2,137

Issuance of stock for legal expense	100,000	10	-	-	-	10

Net loss for the year ended November 30, 2008	-	-	-	(113,214)	-	(113,214)

Foreign translation gain	-	-	-	-	12,990	12,990

Balance, November 30, 2008	26,140,000	$2,614	$ -	$(113,614)	$12,923	($98,077)

The accompanying notes are an integral part of the financial statements.

F3

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Year Ended November 30, 2008 and for the Period From Inception (November 27, 2007) to November 30, 2008

	Year Ended November 30, 2008	From November 27, 2007 to November 30, 2007	From November 27, 2007 to November 30, 2008
Cash Flows From Operating Activities
Net loss	$(113,214)	$(400)	$(113,614)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Foreign exchange gain	12,990	-	12,990
Stock issued for services	10		10
Accounts payable	31,709	-	31,709
Due to related parties	207	-	207
Net cash used for operating activities	(68,298)	(400)	(68,698)

Cash Flows From Financing Activities
Loan from director	68,713	-	68,713
Issuance of common stock	-	400	400
Net cash provided by financing activities	68,713	400	69,113
Net Increase In Cash	415	-	415
Cash At The Beginning Of The Period	-	-	-
Cash At The End Of The Period	$ 415	-	$ 415
Supplemental disclosure:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

F4

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2008

Note 1 Nature and Continuance of Operations

Organization

Opencell Biomed, Inc. (the “Company”) was incorporated in the State of Nevada on July 7, 2006, and its fiscal year end is November 30.  On July 4, 2008 a Share Exchange Agreement (the “Agreement”) was entered into between the Company and Biomedical Implant Technologies Ltd. (“BIT”).  The fundamental terms of the purchase agreement was for the Company to issue 20,000,000 shares of restricted common stock of the Company for the acquisition of BIT (the “BIT Transaction”).  As a result, BIT became a wholly-owned subsidiary of the Company.  Prior to the BIT Transaction, the Company was a non-operating public company with no operations or assets; it had 6,040,000 shares of common stock issued and outstanding; and BIT was a privately held operating company.  The BIT Transaction was considered to be a capital transaction in substance, rather than a business combination.  The BIT Transaction is equivalent to the issuance of shares by the private company (BIT) for the non-monetary assets of a non-operational public company, accompanied by a recapitalization.  The accounting for the BIT Transaction is similar to that resulting from a reverse acquisition, except goodwill is not recorded.  Accordingly, the historical financial information of the accompanying consolidated financial statements are that of BIT and the 20,000,000 shares issued by the Company are considered the historical outstanding shares of BIT for accounting purposes.  The Company’s operating activities are conducted through Biomedical Implant Technologies Ltd.

Biomedical Implant Technologies Ltd. was incorporated under the laws of the Province of Ontario, Canada on November 27, 2007.  BIT is a development stage company and is in the business of development, marketing and selling a proprietary dental implant system known as the “Ti-Foam Dental Implant System”.

Subsequent to the BIT Transaction, the Company changed its name from Grand Motion, Inc. to Opencell Biomed, Inc.

Going Concern

The Company has not realized any revenues since inception.  The Company has a deficit accumulated to November 30, 2008 in the amount of $113,614.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company to date has funded its initial operations through loans from officers and directors.  Management plans to raise additional funds through issuance of capital stock or debt securities and further loans from officers and/or directors.

F5

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

 (A Development Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2008

Note 2 Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and activities of Opencell Biomed, Inc. (formerly Grand Motion, Inc.) and Biomedical Implant Technologies Ltd., the company’s wholly-owned subsidiary.  All inter-company accounts and transactions have been eliminated.

Cash and cash equivalents

Cash is comprised of cash on hand. Cash equivalents are short-term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to insignificant risk of change in value.

Research and development costs

Research and development costs are charged to expense as incurred.

Income taxes

The Company uses the liability method of accounting for income taxes. Under SFAS No. 109 “Accounting for Income Taxes,”  income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Income tax assets and liabilities are measured using enacted rates expected to apply to income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on income tax assets and liabilities is reflected in operations in the period in which the change occurs. Valuation allowances are established when necessary to reduce future tax assets to the amount expected to be realized.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (“FIN 48”), on December 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company files income tax returns in the Canadian and United States jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.  The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and temporary differences.

F6

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

 (A Development Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2008

Note 2 Significant Accounting Policies (continued)

Use of estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income is the sum of net income and other comprehensive income reported in the consolidated statements of operations and comprehensive income. Other comprehensive income or loss includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its consolidated statements of stockholders’ equity.

Earnings per share

In accordance with SFAS No. 128 “Computation of Earnings per Share,” basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common stock and dilutive stock outstanding during the period using the treasury stock method.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts, notes payable and due to related party approximate their carrying value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board's (FASB) Statement No. 52, Foreign Currency Translation. The financial statements of the Canadian subsidiary are measured using Canadian currency as the functional currency. All balance sheet amounts have been translated using the exchange rates in effect at the applicable year-end. Income statement amounts have been translated using the weighted average exchange rate for the applicable year. The gains and losses resulting from the changes in exchange rates from year to year have been reported as a separate component of other comprehensive income included in Stockholders’ Equity.

F7

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

 (A Development Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2008

Note 2 Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of consolidated financial statements of non-government entities that are presented in conformity with generally accepted accounting principles in the United States. The provisions of SFAS 162 became effective November 15, 2008. The Company is currently evaluating the impact of the provisions of SFAS 162, but does not anticipate that the provisions of SFAS 162 will have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for acquisitions dated on or after the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. As the provisions of SFAS No. 141(R) are applied prospectively, the impact of this standard cannot be determined until the transactions occur.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The impact of this standard cannot be determined until the transactions occur.

F8

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2008

Note 3 Contingencies, Commitments and Subsequent Events

In January 2008, the Company entered into a licensing agreement with the Canadian National Research Council (“the licensor”) whereby the Company acquired a worldwide exclusive license to the technology relating to the Ti-Foam Dental Implant System.  The agreement extends for the duration of patents covering the technology (which expire in 2021).  The Company is required to pay the licensor a royalty on each product sale equal to the greater of 3% of the sales price or $8 ($10 CDN).  The agreement also requires the payment of minimum annual royalties of $12,110 ($15,000 CDN) on December 31, 2008; $16,146 ($20,000 CDN) on December 31, 2009; and $20,183 ($25,000 CDN) on December 31, 2010 and on each anniversary thereafter throughout the term. However, since the research and development was not completed by December 31, 2008 then the first payment of minimum annual royalties will be delayed to December 31, 2009.

The licensor, subject to re-imbursement of 100% of such costs, is required to obtain and maintain the patents covering the technology.

Also in January 2008, the Company entered into a collaboration agreement with the Canadian National Research Council to develop an optimum implant design for commercial use.  The projected total cost commitment of this project is approximately $142,085 ($176,000 CDN) of which $30,677 ($38,000 CDN) has been spent subsequent to November 30, 2007.

Note 4 Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundredth of one cent ($0.0001) per share and no other class of shares is authorized.

On July 4, 2008, the Company issued 100,000 common shares at $0.0001 for services of $10.00.

As of November 30, 2008, the Company has not granted any stock options.

Note 5 Related Party Transactions

As of November 30, 2008, a director of the Company advanced $68,713 to the Company, this amount has been recorded as a director loan payable that is unsecured, non-interest bearing and without specified terms of repayment.

F9

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2008

Note 6  Income Taxes

The following is a reconciliation of consolidated corporate income taxes at statutory rates and the Company’s effective income tax expense:

	For the Year Ended November 30, 2008	For the Period Ended November 30, 2007
Loss before tax for the period	$ (113,214)	$ (400)
Combined federal and provincial taxation rates	33.50%	36.12%
Income tax expense (recovery) at combined taxation rates	(37,927)	(144)
Valuation allowance	37,927	144
Income tax provision	$ -	$ -

At November 30, 2008 the Company had net operating loss carryforwards of approximately $113,614 which begin to expire in 2027. Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the tax laws of the United States and Canada should a significant change in ownership occur. The deferred tax asset of $37,927 created by the net operating losses has been offset by a 100% valuation allowance.  During the year the valuation allowance increased by $37,783.

F10

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of November 30, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of November 30, 2008. In making its assessment of internal control over financial reporting, management used the criteria in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of November 30, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

As described above there have been no changes in our internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act during the year ended November, 2008 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table and text set forth the names and ages of all directors and executive officers of the Company as of March 1, 2009. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)	Director/Officer Since
Jim Akrivos	39	Former President and Former Secretary and Current Director	January 31, 2008
Mislav Pavelic	43	Current President, Chief Financial Officer, and Chairman	July 4, 2008

Biographies of Directors and Executive Officers:

Dr. Mislav Pavelic DDS FICOI, Director and Sole Officer

Dr. Pavelic became our President, Chief Financial Officer, and Chairman on July 4, 2008. He was President, Chief Financial Officer, and Chairman of our subsidiary Biomedical Implant Technologies Ltd., an Ontario Corporation, since inception (November 27, 2007).

Dr. Pavelic is a Doctor of Dental Surgery, Fellow International Congress of Oral Implantology and former President and CEO of Infinity Medical Group a specialty healthcare company involved in the acquisition of facilities, equipment, technology, systemization, branding, procurement and development of dental implant as well as cosmetic medical clinics.

Dr. Pavelic has owned, operated and developed numerous multi-disciplined healthcare clinics in the GTA over the past 18 years. He has developed:

•

specialized post-graduate clinical training systems for dentists in high demand, high end dental implant and laser procedures;

•

“Servadent” a portal web-based multi-disciplined management program to control and manage these clinics; and

•

a unique proprietary dental implant surface material that demonstrates more rapid vascularized, bony ingrowths allowing for greater immediate stability of the implant

Jim Akrivos, Director

Mr. Akrivos, our Director was our President and Secretary from January 31, 2008 to July 4, 2008.  On that same date, he was appointed as our Director. He studied business at Sheridan College and civil law at Pathfinder Business College located in Toronto, Canada.  For past 8 years, he has owned and operated a business consulting firm providing financial and management services to private companies.  He is the sole employee of his business consulting company.

The directors named above will serve until our next annual meeting of stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between our directors and officers Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer. The officers will serve at will. There are no family relationships between any of our officers and directors.

Our sole officer has agreed to devote sufficient time and attention to the business affairs of the company as he deems reasonable under the circumstances.  As a result, the actual amount of time which he will devote to our affairs is unknown and is likely to vary substantially from month to month.

Involvement in Legal Proceedings

To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company, or any promoter or control person (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics and Conduct

We currently have a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 and has been filed as Exhibit 14.1 to the Form 10-K. The Code will be designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made;

•

Compliance with applicable governing laws, rules and regulations;

•

The prompt internal reporting of violations of the Code to the appropriate person or persons; and

•

Accountability for adherence to this Code.

This Code will require the highest standard of ethical conduct and fair dealing of its Chief Financial Officers. While this policy is intended to only cover the actions of our chief executive office as required under Sarbanes-Oxley, we expect that our other officers, directors and employees will also review the Code and abide by its provisions. We believe that our reputation is a valuable asset and must continually be guarded by all associated with us so as to earn the trust, confidence and respect of our suppliers, customers and stockholders.

Our Chief Executive Officer is committed to conducting business in accordance with the highest ethical standards. Our Chief Executive Officer must comply with all applicable laws, rules and regulations. Furthermore, our Chief Executive Officer must not commit an illegal or unethical act, or instruct or authorize others to do so.

Corporate Governance

There have not been any material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

We do not have a financial expert serving on our audit committee due its limited operations and available cash.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation

There was no compensation given to our officers for the past two fiscal years. We have agreed with our current sole officer, Mislav Pavelic, that Mr. Pavelic will not receive any compensation for acting in such officer capacities until such time as we attain profitable operations. The compensation package at such time will be commensurate with industry standards and will be negotiated by the parties. We do not have a compensation committee as part of our board of directors.

Aggregated Option Exercises and Fiscal Year-End Option Value

There have been no stock options granted since inception.

Long-Term Incentive Plan (“LTIP”) Awards

There were no LTIP Awards made to a named Executive Officer since inception.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as Directors, although we have not established any fee or compensation for any director acting in such capacity. Directors will be reimbursed for reasonable expenses incurred on our behalf. The Board of Directors has the authority to fix the compensation of Directors. No amounts have been paid to, or accrued to, directors in such capacity as of the date of this Report.

Employment Agreements

We do not have any employment agreements in place with our Officers and Directors. Our director and sole officer, Mislav Pavelic, is engaged in another business at the present, and may undertake other business opportunities in addition to his current endeavors, including our business. Dr. Pavelic has agreed to devote sufficient time and attention to the business affairs of the company as he deems reasonable under the circumstances, however, no formal agreement exists with respect to this matter. We can not provide any assurances that Dr. Pavelic will be able to devote sufficient time and attention to our business.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding beneficial ownership of our common stock as of the date of this Report (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is our address, 25 The West Mall, #253, Unit 1336 Toronto, Ontario, M9C 1B8. The percentage ownership below is based on 26,140,000 shares of common stock outstanding at March 1, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Name of

Shares of

Percent

Title of Class

Beneficial Owner

Common Stock

of Class

Common Stock

Cliffside Investments LP (1)

10,000,000

38.25%

Suite 506 – 2255B Queen Street East

Toronto, ON, M4E 1G3

Common Stock

Mislav Pavelic

10,000,000

38.25%

Director and Sole Officer

Common Stock

Jim Akrivos

0

0%

Director

Common Stock

Directors and Officers

10,000,000

76.51%

as a Group (2 persons)

(1)

Cliffside Investments LP (“Cliffside Investments”) is an Ontario limited partnership. Cliffside Investments Inc. (“Cliffside”) is the general partner of Cliffside Investments and may be deemed to beneficially own securities owned by Cliffside Investments. Shawn Pecore is the sole officer and director of Cliffside and may be deemed to beneficially own securities owned by Cliffside.

Changes of Control

There are currently no arrangements which would result in a change in control of us.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Dr. Mislav Pavelic, our sole officer and director, has made loans to us from time to time. As of the date of this Report, Dr. Pavelic has outstanding loans to us in the amount of $68,920. The loan is due on demand and bears no interest.

We utilize the office space of Dr. Mislav Pavelic, our sole officer, on a month to month basis at no cost to us. Our office is located at 25 The West Mall, #253, Unit 1336, Toronto, Ontario, M9C 1B8. The total office space consists of 3,200 square feet, of which we occupy 1,000 square feet.  We also use office equipment of Dr. Pavelic, from time to time, at no costs to us.

The due to related party amount of $68,920 as at November 30, 2008 represents research & development and general & administrative expenses that have been paid by Mislav Pavelic on behalf of the Company

On July 3, 2008, Mr. Pecore acquired the 20,000,000 shares of our common stock from Bluemark, Inc. On July 4, 2008, prior to the Share Exchange, Mr. Pecore surrendered 20,000,000 shares of our common stock to us.

On March 18, 2008, in a transaction exempt from registration, the Company sold an aggregate of 12,000,000 shares of its Common Stock, $0.0001 par value, at a price of $0.001 per share, for total consideration of $6,000 to Bluemark Inc.

During the quarter ended February 29, 2008, Janetta Voitenkova, our former President and Director of the Company, provided $7,888 new loans to the Company but forgave $29,666 worth of loans and payables owing to her.  In addition, as partial loan repayment the Company paid down loans by assigning $1,326 worth of property to her. As of February 29, 2008, no amounts were owned to this former officer and director.

On November 30, 2007, Mr. Pecore and Dr. Pavelic each received 5,000 shares of common stock of Biomedical Implant Technologies Ltd. (“BIT”), (now our subsidiary) in exchange for their respective contribution of $200 CDN. In connection with the Share Exchange Agreement, they each exchanged their shares of BIT and received 10,000,000 shares of our common stock.

Neither of the directors of the Company would be deemed independent under the independence standards applicable to the Company. The Company does not have a separately designated audit, nominating or compensation committee or committee performing similar functions.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended November 30, 2008 is set forth in the table below:

Fee Category	Fiscal year ended Nov. 30, 2008
Audit fees (1)	$ 35,372
Audit-related fees (2)	3,000
Tax fees (3)	0
All other fees (4)	0
Total fees	$ 38,372

(1)

Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following Exhibits are being filed with this Annual Report on Form 10K:

Exhibit Number

Exhibit Description

3.1

Articles of Incorporation (1)

3.2

By-Laws (1)

3.3

Certificate of Amendment, as filed with the Nevada Secretary of State (2)

10.1

Marketing and Agency Agreement (1)

10.2

Affiliate stock purchase agreement (3)

10.3

Share Exchange Agreement signed July 4, 2008 between Grand Motion, Inc. and Biomedical Implant Technologies Ltd. (4)

14.1

Code of Ethics

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on March 6, 2007.

(2)	Filed as an exhibit to our Form 8-K filed with Commission on July 22, 2008.

(3)	Filed as an exhibit to our Form 8-K filed with Commission on February 12, 2008

(4)	Filed as an exhibit to our Form 8-K filed with Commission on July 10, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENCELL BIOMED, INC.

By: /s/ Mislav Pavelic

Mislav Pavelic

President

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Jim Akrivos

Director

March 16, 2009

Jim Akrivos

/s/ Mislav Pavelic

Director

March 16, 2009

Mislav Pavelic