Form 10-Q
period 2009-02-28
Opencell Biodmed, Inc.
filed 2009-04-14
CIK 1385596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2009

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

(Zip code)

Issuer's telephone number: (416) 622-5354

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1): Yes [X] No [  ] (2): Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller Reporting Company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At April 14, 2009, 26,140,000 shares of the Registrant's Common Stock were issued and outstanding.

OPENCELL BIOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Balance Sheets as of February 28, 2009 and November 30, 2008 (Unaudited)

F1

Statements of Operations for the Three Months Ended February 28, 2009

and February 29, 2008 and the Period from Inception (November 27, 2007)

to February 28, 2009 (Unaudited)

F2

Statement of Stockholders’ Deficiency for the Period from Inception

(November 27, 2007) to February 28, 2009 (Unaudited)

F3

Statements of Cash Flows for the Three Months Ended February 28, 2009

and February 29, 2008 and the Period from Inception (November 27, 2007)

to February 28, 2009 (Unaudited)

F4

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

F5 – F8

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Interim Balance Sheets (Unaudited)

As at February 28, 2009 and November 30, 2008

	February 28, 2009	November 30, 2008

ASSETS
Current assets
Cash	$ -	$ 415
Total current assets	-	415

Total assets	$ -	$ 415

LIABILITIES
Current liabilities
Bank overdraft	$ 18	$ -
Accounts payable	30,425	29,572
Accrued liabilities	16,191	-
Due to related party	95,438	68,920
Total current liabilities	142,072	98,492

Capital stock $0.0001 par value; 100,000,000 shares authorized; 26,140,000 shares issued and outstanding	2,614	2,614
Additional paid in capital	-	-
Accumulated other comprehensive income	16,091	12,923
Deficit accumulated during the development stage	(160,777)	(113,614)
Total Stockholders’ Deficiency	(142,072)	(98,077)
Total Liabilities and Stockholders’ Deficiency	$ -	$ 415

The accompanying notes are an integral part of the financial statements.

F1

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Interim Statements of Operations (Unaudited)

For the Three Months Ended February 28, 2009 and February 29, 2008,

and the Period from November 27, 2007 (Inception) to February 28, 2009

	Three Months Ended February 28, 2009	Three Months Ended February 29, 2008	November 27, 2007 (Inception) to February 28, 2009

Revenue	$ -	$ -	$ -

Expenses
Accounting and audit	16,191	-	54,563
Consulting fees	-	10,125	-
Bank charges and interest	37	157	106
Office and administrative	76	-	2,582
Legal	-	-	19,768
Research and development	30,859	15,680	83,758
Net loss	(47,163)	(25,962)	(160,777)

Other comprehensive income (loss)
Foreign exchange gain (loss) on
translation of self-sustaining subsidiary	3,168	(93)	16,091
Comprehensive loss	$(43,995)	$(26,055)	$(144,686)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,140,000	20,000,000

The accompanying notes are an integral part of the financial statements.

F2

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Interim Statement of Stockholders’ Deficiency

For the Period from Inception (November 27, 2007) to February 28, 2009

	Capital Stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficiency)

Balance, November 27, 2007	-	$ -	$ -	$ -	$ -	$ -

Issuance of stock for cash	20,000,000	2,000	(1,600)	-	-	400

Net loss for the period ended November 30, 2007	-	-	-	(400)	-	(400)

Balance, November 30, 2007	20,000,000	2,000	(1,600)	(400)	-	-

Issuance of stock related to reverse merger	6,040,000	604	1,600	-	(67)	2,137

Issuance of shares for legal expense	100,000	10	-	-	-	10

Net loss for the year ended November 30, 2008	-	-	-	(113,214)	-	(113,214)

Foreign translation gain	-	-	-	-	12,990	12,990

Balance, November 30, 2008	26,140,000	2,614	-	(113,614)	12,923	(98,077)

Net loss for the three month period ended February 28, 2009	-	-	-	(47,163)	-	(47,163)

Foreign translation gain	-	-	-	-	3,168	3,168
Balance, February 28, 2009	26,140,000	$2,614	$ -	$(160,777)	$16,091	$(142,072)

The accompanying notes are an integral part of the financial statements.

F3

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Interim Statements of Cash Flows (Unaudited)

For the Three Months Ended February 28, 2009 and February 29, 2008,

and the Period from November 27, 2007 (inception) to February 28, 2009

	Three Months Ended February 28, 2009	Three Months Ended February 29, 2008	November 27, 2007 (Inception) to February 28, 2009
Cash Flows From Operating Activities
Net loss	$(47,163)	$(25,962)	$(160,777)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Foreign exchange gain (loss)	3,168	(93)	16,158
Stock issued for services	-	-	10
Accounts payable	853	-	32,562
Accrued liabilities	16,191	-	16,191
Net cash used in operating activities	(26,951)	(26,055)	(95,856)

Cash Flows From Financing Activities
Loan from director	26,518	29,973	95,438
Issuance of common stock	-	-	400
Bank overdraft	(18)	-	18
Net cash provided by financing activities	26,536	29,973	95,856
Net increase (decrease) in cash	(415)	3,918	-
Cash at the beginning of the period	415	-	-
Cash at the end of the period	$ -	$ 3,918	$ -

Supplemental disclosure:
Cash paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

F4

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements (Unaudited)

February 28, 2009

Note 1 Nature and Continuance of Operations

Organization

OpenCell Biomed, Inc. (the “Company”) was incorporated in the State of Nevada on July 7, 2006, and its fiscal year end is November 30.  On July 4, 2008 a Share Exchange Agreement (the “Agreement”) was entered into between the Company and Biomedical Implant Technologies Ltd. (“BIT”).  The fundamental terms of the purchase agreement was for the Company to issue 20,000,000 shares of restricted common stock of the Company for the acquisition of BIT (the “BIT Transaction”).  As a result, BIT became a wholly-owned subsidiary of the Company.  Prior to the BIT Transaction, the Company was a non-operating public company with no operations or assets; it had 6,040,000 shares of common stock issued and outstanding; and BIT was a privately held operating company.  The BIT Transaction was considered to be a capital transaction in substance, rather than a business combination.  The BIT Transaction is equivalent to the issuance of shares by a private company (BIT) for the non-monetary assets of a non-operational public company, accompanied by a recapitalization.  The accounting for the BIT Transaction is similar to that resulting from a reverse acquisition, except goodwill is not recorded.  Accordingly, the historical financial information of the accompanying financial statements are that of BIT with the 20,000,000 shares issued by the Company considered the historical outstanding shares of BIT for accounting purposes.  The Company’s operating activities are conducted through its wholly owned subsidiary, Biomedical Implant Technologies Ltd.

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

Subsequent to the BIT Transaction, the Company changed its name from Grand Motion Inc. to OpenCell Biomed, Inc.

Going Concern

The Company has not realized any revenues since inception.  The Company has a deficit accumulated to February 28, 2009 in the amount of $160,777.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company to date has funded its initial operations through loans from officers and directors.  Management plans to raise additional funds through issuance of capital stock or debt securities and further loans from officers and/or directors.

F5

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements (Unaudited)

February 28, 2009

Note 2 Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited financial statements for the year ended November 30, 2008 included in the Company’s Form l0-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending November 30, 2009.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-government entities that are presented in conformity with generally accepted accounting principles in the United States. The provisions of SFAS 162 became effective November 15, 2008. There was no material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the provisions of SFAS 161, but does not anticipate a material impact on its financial statements.

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for acquisitions dated on or after the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. As

F6

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

 (A Development Stage Company)

Notes to the Consolidated Interim Financial Statements (Unaudited)

February 28, 2009

Recent Accounting Pronouncements – (cont’d)

the provisions of SFAS 141 (R) are applied prospectively, the impact of this standard cannot be determined until the transactions occur.

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

Beginning December 1, 2008, the Company partially applied SFAS 157 as allowed by FASB Staff Position - ("FSP") 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities.  As of December 1, 2008 the Company has applied the provisions of SFAS 157 to its financial instruments and the impact was not material.  Under FSP 157-2, the Company will be required to apply SFAS 157 to its nonfinancial assets and liabilities beginning December 1, 2009.  Management is currently reviewing the applicability of SFAS 157 to the Company’s nonfinancial assets and liabilities and the potential impact that application will have on its financial statements.

In February, 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  The Comply adopted SFAS 159 effective December 1, 2008.  Upon adoption, the Company did not elect the fair value option for any items with the scope of SFAS 159 and, therefore, its adoption did not have an impact on the financial statements.

Note 3 Contingencies, Commitments and Subsequent Events

In January 2008, the Company entered into a licensing agreement with the Canadian National Research Council (“the licensor” or “NRC”) whereby the Company acquired a worldwide exclusive license to the technology relating to the Ti-Foam Dental Implant System.  The agreement extends for the duration of patents covering the technology (which expire in 2021).  The Company is required to pay the licensor a royalty on each product sale equal to the greater of 3% or $8 ($10 CDN).  The agreement also requires the payment of minimum annual royalties of $11,790 ($15,000 CDN) on December 31, 2008; $15,720 ($20,000 CDN) on December 31, 2009; and $19,650 ($25,000 CDN) on December 31, 2010 and on each anniversary thereafter throughout the term. However, since the R&D was not completed by December 31, 2008 then the first payment of minimum annual royalties will be delayed to December 31, 2009. The licensor, subject to re-imbursement of 100% of such costs, is required to obtain and maintain the patents covering the technology.

F7

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements (Unaudited)

February 28, 2009

Note 3 Contingencies, Commitments and Subsequent Events– (cont’d)

Also in January 2008, the Company entered into a collaboration agreement with the NRC to develop an optimum implant design for commercial use.  The projected total cost commitment of this project is approximately $138,332 ($176,000 CDN) of which $67,461 ($76,243 CDN) has been spent

Note 4 Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundredth of one cent ($0.0001) per share and no other class of shares is authorized.

On July 4, 2008, the Company issued 100,000 common shares at $0.0001 for services of $10.00.

As of February 28, 2009, the Company has not granted any stock options.

Note 5 Related Party Transaction

A director has advanced $95,438 to the Company since inception.  These amounts are unsecured, non-interest bearing and without specific terms of repayment.

F8

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Please refer to our Form 10-K filed with the SEC on March 16, 2009 for a more complete description of the risks associated with our company and business.

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

We acquired an exclusive, worldwide license from the National Research Council of Canada (“NRC”) for porous titanium standard push-in and acme threaded dental implants.  In addition, we have entered into a research and development agreement with the NRC to develop dental implants with porous titanium foam surfaces.

Unless otherwise indicated or the context otherwise requires, all references below in this report on Form 10-Q to “we,” “us” and the “Company” are to OpenCell Biomed, Inc., a Nevada corporation, and its subsidiaries.

Plan of Operation

We are a development stage company and we are seeking to develop, market and sell our Ti-Foam Dental Implant System. This system will incorporate the licensing rights from the NRC. During the next 12 months, we expect to conduct additional research and development of our product with NRC sufficient for us to be in a position to launch the commercial sale of our Ti-Foam Dental Implant System.  Thus, we expect to launch our product no later than October 2009. Our ability to launch our product will be subject to obtaining the necessary health regulatory approvals domestically and in the United States. We intend to file our applications with the respective health regulatory bodies in Canada and the United States during the third calendar quarter of 2009. Our initial launch will consist of infomercials, trade shows and product advertising in industry journals and newspapers, as well as a direct mail program. Thereafter, depending on available funds, we intend to hires sales personnel on an as need basis, and subject to available funds.  We have completed the first two phases under the R&D Agreement with NRC.  Each task was successful and met all expectations.

We expect to incur a total of $338,000 in expenditures during the next 12 months. The total amount is allocated as follows:

❖

Payments related to NRC of $90,000. As indicated above, we continue to conduct further research and development and testing of our product with the NRC.  We intend to spend approximately $78,598 ($100,000 CDN) on R&D with the NRC over the next twelve months.  We do not intend to hire employees during this 12 month period to handle our R&D. In addition to the R&D expenditures, we are required to make a minimum of approximately $11,790 ($15,000 CDN) in royalty payment to NRC in December 2009.

❖

Marketing expenses of $198,000. We believe that we will begin an advertising and marketing program during the third or fourth calendar quarters of 2009. We expect to incur approximately $8,000 on conventions and trade shows, $20,000 on trade magazines, $10,000 on website development, $20,000 on direct mail and $20,000 on infomercials. In addition, we intend to hire two sales employees to handle sales with our clients at cost of base salary of $60,000 per year per person plus commissions.

❖

Professional fees of $50,000. Overall, we anticipate spending an additional $50,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations during this period.

Apart from the capital expenditures stated above, we have no other capital requirements as of the date of this filing.

During the next 12 months, we expect that our revenue will be sporadic, and that we will need to raise funds from equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, our business will likely fail.

Three month period ended February 28, 2009 compared with the three month period ended February 29, 2008.

Results of Operations

For the three-month periods ended February 28, 2009 and February 29, 2008, respectively, we had no revenues from operations.

We incurred accounting and audit expenses of $16,191, general and administrative expenses of $113 and research and development expenses of $30,859 for the three month period ended February 28, 2009 compared with general and administrative expenses of $157, and research and development expenses of $15,680 for the three month period ended February 29, 2008. The increase in research and development expenses for the 2009 period is due to the progression of our research relating to our proprietary Ti-Foam Dental Implant System as required under our agreements with NRC. During the 2008 period, we also incurred $10,125 in consulting fees. The fees related to FDA related services performed by a third party. During the 2009 period, we did not incur any consulting fees.

For the three month period ended February 28, 2009, we had a foreign exchange gain of $3,168 compared with a loss of $93 for the comparable prior quarter in 2008. The difference is due to the strengthening of the US dollar compared with the Canadian dollar.

For the three month period ended February 28, 2009, we had a comprehensive loss to $43,995 compared with a comprehensive loss of $26,055 for the three month period ended February 29, 2008, due to the reasons discussed above.

Capital Resources and Liquidity

As at February 29, 2009, we had no assets and total liabilities of $142,072. Working capital deficit as of February 29, 2009 was $142,072 compared with a working capital defect of $98,077 as at November 30, 2008. The increase in working capital deficit is due principally to the losses from operations which occurred during the most recent quarter.

We have not generated any revenue since inception and we cannot satisfy our cash requirements for the next twelve months with our current available cash and projected cash flow. We will be required to raise funds in order to execute our plan of operations. For these reasons, we believe that there is substantial doubt that we will be able to continue as a going concern.

As mentioned, we will seek to raise funds through private and public equity offerings to meet our ongoing operational needs. As of the date of this report, we have no agreements or understandings in place with any third party for the raising of such funds. We cannot guarantee that we will be able to raise all the money required. If we are successful any money raised will be applied to the items set forth in the Plan of Operation section of this Form 10-Q.

Dr. Pavelic, our director and sole officer, has endeavored to loan funds on an as needed basis in the past, however, we can not predict whether Dr. Pavelic will be able to provide future loans to us.  As of the date of this Report, Dr. Pavelic has outstanding loans to us in the amount of $95,438. The loans are due on demand and bear no interest.

Off-Balance Sheet Commitments and Arrangements

As of February 28, 2009, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were effective to ensure (a) that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment, our management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have not identified any material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended November 30, 2008.

There were no changes in our internal controls over financial reporting during the three month period ended February 28, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

(a)

Reports on Form 8-K

None.

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

Dated: April 14, 2009