Form 10-Q
period 2009-05-31
Opencell Biodmed, Inc.
filed 2009-07-20
CIK 1385596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2009

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

At July 15, 2009, 26,140,000 shares of the Registrant's Common Stock were issued and outstanding.

OPENCELL BIOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Balance Sheets as of May 31, 2009 and November 30, 2008 (Unaudited)

F1

Statements of Operations for the Three and Six Months Ended May 31, 2009

and May 31, 2008 and the Period from Inception (November 27, 2007)

to May 31, 2009 (Unaudited)

F2

Statement of Stockholders’ Deficiency for the Period from Inception

(November 27, 2007) to May 31, 2009 (Unaudited)

F3

Statements of Cash Flows for the Three and Six Months Ended May 31, 2009

and May 31, 2008 and the Period from Inception (November 27, 2007)

to May 31, 2009 (Unaudited)

F4

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

F5 – F8

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Interim Balance Sheets (Unaudited)

As at May 31, 2009 and November 30, 2008

	May 31, 2009	November 30, 2008

ASSETS
Current assets
Cash	$ -	$ 415
Total current assets	-	415

Total assets	$ -	$ 415

LIABILITIES
Current liabilities
Bank overdraft	$ 50	$ -
Accounts payable	7,234	29,572
Due to related party	167,203	68,920
Total current liabilities	174,487	98,492

Capital stock $0.0001 par value; 100,000,000 shares authorized; 26,140,000 shares issued and outstanding	2,614	2,614
Additional paid in capital	-	-
Accumulated other comprehensive income (loss)	(5,732)	12,923
Deficit accumulated during the development stage	(171,369)	(113,614)
Total Stockholders’ Deficiency	(174,487)	(98,077)
Total Liabilities and Stockholders’ Deficiency	$ -	$ 415

The accompanying notes are an integral part of the financial statements.

F1

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Interim Statements of Operations (Unaudited)

For the Three and Six Months Ended May 31, 2009 and May 31, 2008,

and the Period from November 27, 2007 (Inception) to May 31, 2009

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008	Six Months Ended May 31, 2009	Six Months Ended May 31, 2008	November 27, 2007 (Inception) to May 31, 2009

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Accounting and audit	7,732	3,750	23,923	10,250	62,295
Consulting fees	-	-	-	-	-
Bank charges and interest	68	-	105	20	174
Office and administrative	155	-	231	686	2,737
Legal	2,637	-	2,637	-	22,405
Research and development	-	-	30,859	-	83,758
Net loss	(10,592)	(3,750)	(57,755)	(10,956)	(171,369)

Other comprehensive income (loss)
Foreign exchange gain (loss) on
translation of self-sustaining subsidiary	(21,823)	-	(18,655)	-	(5,732)
Comprehensive loss	$(32,415)	$(3,750)	$(76,410)	$(10,956)	$(177,101)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,140,000	23,822,609	26,140,000	18,958,033

The accompanying notes are an integral part of the financial statements.

F2

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Interim Statement of Stockholders’ Deficiency

For the Period from Inception (November 27, 2007) to May 31, 2009

	Capital Stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficiency)

Balance, November 27, 2007	-	$ -	$ -	$ -	$ -	$ -

Issuance of stock for cash	20,000,000	2,000	(1,600)	-	-	400

Net loss for the period ended November 30, 2007	-	-	-	(400)	-	(400)

Balance, November 30, 2007	20,000,000	2,000	(1,600)	(400)	-	-

Issuance of stock related to reverse merger	6,040,000	604	1,600	-	(67)	2,137

Issuance of shares for legal expense	100,000	10	-	-	-	10

Net loss for the year ended November 30, 2008	-	-	-	(113,214)	-	(113,214)

Foreign translation gain	-	-	-	-	12,990	12,990

Balance, November 30, 2008	26,140,000	2,614	-	(113,614)	12,923	(98,077)

Net loss for the three month period ended February 28, 2009	-	-	-	(47,163)	-	(47,163)
Foreign translation gain	-	-	-	-	3,168	3,168
Balance, February 28, 2009	26,140,000	$2,614	$ -	$(160,777)	$16,091	$(142,072)
Net loss for the three month period ended May 31, 2009	-	-	-	(10,592)	-	(10,592)
Foreign translation gain (loss)	-	-	-	-	(21,823)	(21,823)
Balance, May 31, 2009	26,140,000	$2,614	$ -	$(171,369)	$(5,732)	$(174,487)

The accompanying notes are an integral part of the financial statements.

F3

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Interim Statements of Cash Flows (Unaudited)

For the Three and Six Months Ended May 31, 2009 and May 31, 2008,

and the Period from November 27, 2007 (inception) to May 31, 2009

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008	Six Months Ended May 31, 2009	Six Months Ended May 31, 2008	November 27, 2007 (Inception) to May 31, 2009
Cash Flows From Operating Activities
Net loss	$(10,592)	$(3,750)	$(57,755)	$(10,956)	$(171,369)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Foreign exchange gain (loss)	(21,823)	-	(18,655)	-	(5,665)
Stock issued for services	-	-	-	-	10
Prepaids	-	(6,000)	-	(6,000)	-
Assignment of property and equipment	-	-	-	1,326	-
Security deposit	-	-	-	175	-
Accounts payable	(23,191)	3,750	(22,338)	(7,934)	9,371
Accrued liabilities	(16,191)	-	-	-	-
Net cash used in operating activities	(71,797)	(6,000)	(98,748)	(23,389)	(167,653)

Cash Flows From Financing Activities
Loan from director	71,765	-	98,283	7,888	167,203
Issuance of common stock	-	6,000	-	6,000	400
Bank overdraft	32	-	50	-	50
Net cash provided by financing activities	71,797	6,000	98,333	13,888	167,653
Net increase (decrease) in cash	-	-	(415)	(9,501)	-
Cash at the beginning of the period	-	-	415	9,501	-
Cash at the end of the period	$ -	$ -	$ -	$ -	$ -
Supplemental disclosure:
Cash paid for:
Interest	$ -	$ -	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

F4

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements (Unaudited)

May 31, 2009

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

Subsequent to the BIT Transaction, the Company changed its name from Grand Motion Inc. to OpenCell Biomed, Inc.

Going Concern

The Company has not realized any revenues since inception.  The Company has a deficit accumulated to May 31, 2009 in the amount of $171,369.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company to date has funded its initial operations through loans from officers and directors.  Management plans to raise additional funds through issuance of capital stock or debt securities and further loans from officers and/or directors.

F5

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements (Unaudited)

May 31, 2009

Note 2 Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited financial statements for the year ended November 30, 2008 included in the Company’s Form l0-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three and six months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending November 30, 2009.

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

May 31, 2009

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

May 31, 2009

Note 3 Contingencies, Commitments and Subsequent Events– (cont’d)

Also in January 2008, the Company entered into a collaboration agreement with the NRC to develop an optimum implant design for commercial use.  The projected total cost commitment of this project is approximately $138,332 ($176,000 CDN) of which $67,461 ($76,243 CDN) has been spent.

Note 4 Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundredth of one cent ($0.0001) per share and no other class of shares is authorized.

On July 4, 2008, the Company issued 100,000 common shares at $0.0001 for services of $10.00.

As of May 31, 2009, the Company has not granted any stock options.

Note 5 Related Party Transaction

A director has advanced $167,203 to the Company since inception.  These amounts are unsecured, non-interest bearing and without specific terms of repayment.

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

Three month period ended May 31, 2009 compared with the three month period ended May 31, 2008.

Results of Operations

For the three-month periods ended May 31, 2009 and May 31, 2008, respectively, we had no revenues from operations.

We incurred accounting and audit expenses of $7,732, general and administrative expenses of $115 and legal expenses of $2,637 for the three month period ended May 31, 2009 compared with accounting and audit expenses of $3,750 for the three month period ended May 31, 2008.

For the three month period ended May 31, 2009, we had a foreign exchange loss of $21,823; there were no foreign exchange gain or loss in comparable quarter in 2008. The reason for the loss in the current quarter is due to the strengthening of the US dollar compared with the Canadian dollar.

For the three month period ended May 31, 2009, we had a comprehensive loss to $32,415 compared with a comprehensive loss of $3,750 for the three month period ended May 31, 2008, due to the reasons discussed above.

Capital Resources and Liquidity

As at May 31, 2009, we had no assets and total liabilities of $174,487. Working capital deficit as of February 29, 2009 was $174,487 compared with a working capital defect of $98,077 as at November 30, 2008. The increase in working capital deficit is due principally to the losses from operations which occurred during the six month period ended May 31, 2009.

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

Dr. Pavelic, our director and sole officer, has endeavored to loan funds on an as needed basis in the past, however, we can not predict whether Dr. Pavelic will be able to provide future loans to us.  As of the date of this Report, Dr. Pavelic has outstanding loans to us in the amount of $167,203. The loans are due on demand and bear no interest.

Off-Balance Sheet Commitments and Arrangements

As of May 31, 2009, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There were no changes in our internal controls over financial reporting during the three month period ended May 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: July 20, 2009