Form 10-Q
period 2009-08-31
Opencell Biodmed, Inc.
filed 2009-10-15
CIK 1385596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2009

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

At October 15, 2009, 26,140,000 shares of the Registrant's Common Stock were issued and outstanding.

OPENCELL BIOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Balance Sheets as of August 31, 2009 and November 30, 2008 (Unaudited)

F1

Statements of Operations for the Three and Nine Months Ended August 31, 2009

and August 31, 2008 and the Period from Inception (November 27, 2007)

to August 31, 2009 (Unaudited)

F2

Statement of Stockholders’ Deficiency for the Period from Inception

(November 27, 2007) to August 31, 2009 (Unaudited)

F3

Statements of Cash Flows for the Three and Nine Months Ended August 31, 2009

and August 31, 2008 and the Period from Inception (November 27, 2007)

to August 31, 2009 (Unaudited)

F4

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

F5 – F8

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Interim Balance Sheets (Unaudited)

As at August 31, 2009 and November 30, 2008

	August 31, 2009	November 30, 2008

ASSETS
Current assets
Cash	$ 169	$ 415
Total current assets	169	415

Total assets	$ 169	$ 415

LIABILITIES
Current liabilities
Bank overdraft	$ -	$ -
Accounts payable	75,002	29,572
Due to related party	175,239	68,920
Total current liabilities	250,241	98,492

Capital stock $0.0001 par value; 100,000,000 shares authorized; 26,140,000 shares issued and outstanding	2,614	2,614
Additional paid in capital	-	-
Accumulated other comprehensive income (loss)	(7,685)	12,923
Deficit accumulated during the development stage	(245,001)	(113,614)
Total Stockholders’ Deficiency	(250,072)	(98,077)
Total Liabilities and Stockholders’ Deficiency	$ 169	$ 415

The accompanying notes are an integral part of the financial statements.

F1

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Interim Statements of Operations (Unaudited)

For the Three and Nine Months Ended August 31, 2009 and August 31, 2008,

and the Period from November 27, 2007 (Inception) to August 31, 2009

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008	Nine Months Ended August 31, 2009	Nine Months Ended August 31, 2008	November 27, 2007 (Inception) to August 31, 2009

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Accounting and audit	-	3,871	23,923	14,121	62,295
Bank charges and interest	56	165	161	185	230
Office and administrative	111	171	342	857	2,848
Legal	-	18,577	2,637	18,577	22,405
License agreement	30,622	-	30,622	-	30,622
Research and development	41,993	40,109	72,852	40,109	125,751
Realized foreign exchange loss	850	-	850	-	850
Net loss	(73,632)	(62,893)	(131,387)	(73,849)	(245,001)

Other comprehensive income (loss)
Foreign exchange gain (loss) on
translation of self-sustaining subsidiary	(1,953)	2,801	(20,608)	2,801	(7,685)
Comprehensive loss	$(75,585)	$(60,092)	$(151,995)	$(71,048)	$(252,686)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	26,140,000	25,940,109	26,140,000	22,001,131

The accompanying notes are an integral part of the financial statements.

F2

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Interim Statement of Stockholders’ Deficiency

For the Period from Inception (November 27, 2007) to August 31, 2009

	Capital Stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficiency)

Balance, November 27, 2007	-	$ -	$ -	$ -	$ -	$ -

Issuance of stock for cash	20,000,000	2,000	(1,600)	-	-	400

Net loss for the period ended November 30, 2007	-	-	-	(400)	-	(400)

Balance, November 30, 2007	20,000,000	2,000	(1,600)	(400)	-	-

Issuance of stock related to reverse merger	6,040,000	604	1,600	-	(67)	2,137

Issuance of shares for legal expense	100,000	10	-	-	-	10

Net loss for the year ended November 30, 2008	-	-	-	(113,214)	-	(113,214)

Foreign translation gain	-	-	-	-	12,990	12,990

Balance, November 30, 2008	26,140,000	2,614	-	(113,614)	12,923	(98,077)

Net loss for the three month period ended February 28, 2009	-	-	-	(47,163)	-	(47,163)
Foreign translation gain	-	-	-	-	3,168	3,168
Balance, February 28, 2009	26,140,000	$2,614	$ -	$(160,777)	$16,091	$(142,072)
Net loss for the three month period ended May 31, 2009	-	-	-	(10,592)	-	(10,592)
Foreign translation gain (loss)	-	-	-	-	(21,823)	(21,823)
Balance, May 31, 2009	26,140,000	$2,614	$ -	$(171,369)	$(5,732)	$(174,487)
Net loss for the three month period ended August 31, 2009	-	-	-	(73,632)	-	(73,632)
Foreign translation gain (loss)	-	-	-	-	(1,953)	(1,953)
Balance, August 31, 2009	26,140,000	$2,614	$ -	$(245,001)	$(7,685)	$(250,072)

The accompanying notes are an integral part of the financial statements.

F3

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Interim Statements of Cash Flows (Unaudited)

For the Three and Nine Months Ended August 31, 2009 and August 31, 2008,

and the Period from November 27, 2007 (inception) to August 31, 2009

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008	Nine Months Ended August 31, 2009	Nine Months Ended August 31, 2008	November 27, 2007 (Inception) to August 31, 2009
Cash Flows From Operating Activities
Net loss	$(73,632)	$(62,893)	$(131,387)	$(73,849)	$(245,001)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Foreign exchange gain (loss)	(1,953)	-	(20,608)	3,803	(7,618)
Stock issued for services	-	-	-	-	10
Prepaids	-	-	-	6,000	-
Accounts payable	67,768	7,125	45,430	183	77,139
Due to related parties	-	-	-	207	-
Net cash used in operating activities	(7,817)	(55,768)	(106,565)	(63,656)	(175,470)

Cash Flows From Investing Activities
Acquisition of licensing agreement	-	(15,278)	-	(15,278)	-
Net cash used for investing activities	-	(15,278)	-	(15,278)	-

Cash Flows From Financing Activities
Loan from director	8,036	71,164	106,319	79,052	175,239
Issuance of common stock	-	-	-	-	400
Bank overdraft	(50)	-	-	-	-
Net cash provided by financing activities	7,986	71,164	106,319	79,052	175,639
Net increase (decrease) in cash	169	118	(246)	118	169
Cash at the beginning of the period	-	-	415	-	-

Cash at the end of the period	$ 169	$ 118	$ 169	$ 118	$ 169

Supplemental disclosure:
Cash paid for:
Interest	$ -	$ -	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

F4

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements (Unaudited)

August 31, 2009

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

Subsequent to the BIT Transaction, the Company changed its name from Grand Motion Inc. to OpenCell Biomed, Inc.

Going Concern

The Company has not realized any revenues since inception.  The Company has a deficit accumulated to August 31, 2009 in the amount of $245,001.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company to date has funded its initial operations through loans from officers and directors.  Management plans to raise additional funds through issuance of capital stock or debt securities and further loans from officers and/or directors.

F5

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements (Unaudited)

August 31, 2009

Note 2 Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited financial statements for the year ended November 30, 2008 included in the Company’s Form l0-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three and nine months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending November 30, 2009.

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

F6

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

 (A Development Stage Company)

Notes to the Consolidated Interim Financial Statements (Unaudited)

August 31, 2009

Recent Accounting Pronouncements – (cont’d)

As the provisions of SFAS 141 (R) are applied prospectively, the impact of this standard cannot be determined until the transactions occur.

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

Note 3 Contingencies, Commitments and Subsequent Events

In January 2008, the Company entered into a licensing agreement with the Canadian National Research Council (“the licensor” or “NRC”) whereby the Company acquired a worldwide exclusive license to the technology relating to the Ti-Foam Dental Implant System.  The agreement extends for the duration of patents covering the technology (which expire in 2021).  The Company is required to pay the licensor a royalty on each product sale equal to the greater of 3% or $8 ($10 CDN).  The agreement also requires the payment of minimum annual royalties of $11,790 ($15,000 CDN) on December 31, 2008; $15,720 ($20,000 CDN) on December 31, 2009; and $19,650 ($25,000 CDN) on December 31, 2010 and on each anniversary thereafter throughout the term. However, since the R&D was not completed by December 31, 2008 then the first payment of minimum annual royalties will be delayed to August 31, 2009. The licensor, subject to re-imbursement of 100% of such costs, is required to obtain and maintain the patents covering the technology.

F7

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements (Unaudited)

August 31, 2009

Note 3 Contingencies, Commitments and Subsequent Events– (cont’d)

Also in January 2008, the Company entered into a collaboration agreement with the NRC to develop an optimum implant design for commercial use.  The projected total cost commitment of this project is approximately $138,332 ($176,000 CDN) of which $125,751 ($138,714 CDN) has been spent.

Note 4 Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundredth of one cent ($0.0001) per share and no other class of shares is authorized.

On July 4, 2008, the Company issued 100,000 common shares at $0.0001 for services of $10.00.

As of August 31, 2009, the Company has not granted any stock options.

Note 5 Related Party Transaction

A director has advanced $175,239 to the Company since inception.  These amounts are unsecured, non-interest bearing and due on demand.

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

We expect to incur a total of $338,000 in expenditures during the next 12 months. The total amount is allocated as follows:

❖

Payments related to NRC of $90,000. As indicated above, we continue to conduct further research and development and testing of our product with the NRC.  We intend to spend approximately $78,598 ($100,000 CDN) on R&D with the NRC over the next twelve months.  We do not intend to hire employees during this 12 month period to handle our R&D. In addition to the R&D expenditures, we are required to make a minimum of approximately $13,480 ($15,000 CDN) in royalty payment to NRC in December 2009.

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

Three month period ended August 31, 2009 compared with the three month period ended August 31, 2008.

Results of Operations

For the three-month periods ended August 31, 2009 and August 31, 2008, respectively, we had no revenues from operations.

During the quarter ended August 31, 2009, research and development expenses were $41,993, a slight increase over the $40,109 spent in the same period last year.  License agreement fees were $30,622; this includes $14,156 ($15,750 CDN) which represents the 2008 annual royalty costs.  Legal expenses were $2,637, lower by 85.8% from the $18,577 recorded last year.  General and administrative expenses were $111 and bank charges were $56 for the three month period ended August 31, 2009, this compares to expenses of $161 and $342 respectively for the third quarter in fiscal 2008.

For the three month period ended August 31, 2009, we had a foreign exchange loss of $1,953 compared to a $2,801 gain on foreign exchange in the comparable quarter in 2008.

For the third quarter of fiscal 2009, we had a comprehensive loss to $75,585 compared with a comprehensive loss of $60,092 for the three month period ended August 31, 2008, due to the reasons discussed above.

Capital Resources and Liquidity

As at August 31, 2009, we had assets of $169 and total liabilities of $250,241. Working capital deficit as of August 31, 2009 was $250,072 compared with a working capital defect of $98,077 as at November 30, 2008. The increase in working capital deficit is due principally to the losses from operations which occurred during the nine month period ended August 31, 2009.

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

Dr. Pavelic, our director and sole officer, has endeavored to loan funds on an as needed basis in the past, however, we can not predict whether Dr. Pavelic will be able to provide future loans to us.  As of the date of this Report, Dr. Pavelic has outstanding loans to us in the amount of $175,239. The loans are due on demand and bear no interest.

Off-Balance Sheet Commitments and Arrangements

As of August 31, 2009, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There were no changes in our internal controls over financial reporting during the three month period ended August 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: October 15, 2009