Form 10-K
period 2009-11-30
Opencell Biodmed, Inc.
filed 2010-03-16
CIK 1385596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2009

[ ] Transition Report Pursuant to Section 13or 15(d) of

The Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 333-141094

OPENCELL BIOMED, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada

(State of Incorporation)

75-3255895

(IRS Employer ID Number)

25 The West Mall, #253, Unit 1336

Toronto, Ontario, M9C 1B8

(Address of principal executive offices)

 (416) 622-5354  (416) 622-5354

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

As of November 30, 2009, the aggregate market value of the Issuer’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price at which the common and preferred equity was sold, was approximately $813,890. Solely for the purposes of this calculation, “affiliate” has the meaning defined in Rule 12b-2 of the Exchange Act

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Outstanding Shares

Class as of November 30, 2009

Common Stock, Par Value $0.0001 per share

26,140,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

OPENCELL BIOMED, INC.

TABLE OF CONTENTS

PART I

Item 1.

Description of Business Overview

4

Item 1A.

Risk Factors

10

Item 1B.

Unresolved Staff Comments

16

Item 2.

Description of Properties

17

Item 3.

Legal Proceedings

17

Item 4.

Submission of Matter to a Vote of Security Holders

17

PART II

Item 5.

Market for Common Equity and Related Stockholders Matters

17

Item 6.

Selected Financial Data

18

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations

18

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

21

Item 8.

Financial Statements and Supplementary Data

21

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

35

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

Item 15.

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to “Canadian Dollar” or “CDN” are to the currency of the Canada. The spot rate as of November 30, 2009, $1.00 USD = 1.0556 CDN.

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

We have developed a prototype implant using our proprietary technology. We are currently working in collaboration with the NRC to develop the optimum implant design for commercial use and our projected total cost of the R&D project over the next twelve months is expected to be $56,840 ($60,000 CDN),. Further information on the R&D program is described in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Prior to sale of our product in the United States, we will be required to file with the United States FDA a Section 510(k) application, and receive approval of such application. We will be required to make a similar type application with and receive approval from Health Canada prior to the commercial sale of our products in Canada.  We cannot provide any assurance of our ability to receive the necessary approvals from such regulatory bodies.

Research and Development Agreement and Licensing Agreement with National Research Council of Canada

On November 13, 2007, we entered into an Agreement for R&D Collaboration with the National Research Council of Canada (“NRC”) (“R&D Agreement”) whereby we collaborated with the NRC on a project for the development of dental implants with a titanium foam coating. The total amount spent on R&D as of November 30, 2009 is $124,858 ($124,207 CDN).  We have completed the second phase of our R&D Agreement with the NRC and are in the final stages of the third phase.   We have entered into a technology licensing agreement with the NRC for the intellectual property arising under the R&D Agreement which is described below.

On January 22, 2008, we entered into a Technology License Agreement with the NRC (“License Agreement”) whereby we acquired a worldwide exclusive license to the technology relating to the Ti-Foam Dental Implant System. The agreement extends for the duration of the patents covering the technology. The patents covering the technology expire in 2021. We paid the NRC $12,110 ($15,000 CDN) upon signing of the License Agreement. In addition, we are required to pay the licensor a royalty on each product sale equal to the greater of; 3% or $8 ($10 CDN). The agreement also requires the payment of minimum annual royalties, which were previously to commence December 31, 2008; however, since the research and development was not completed by that date the first payment will be delayed to December 31, 2009. Minimal annual royalties are due as follows; $14,210 ($15,000 CDN) on December 31, 2009, $18,947 ($20,000 CDN) on December 31, 2010, $23,683 ($25,000 CDN) on December 31, 2011 and $23,683 ($25,000 CDN) for each anniversary thereafter throughout the term. The licensor, subject to our re-imbursement of 100% of such costs, is required to obtain and maintain the patents covering the technology. The license is conditional upon diligent exploitation of the rights granted to us in a manner likely to satisfy the demand for the products and services in relation to all reasonable applications within the authorized field of use, and to adequately serve our customers. If the licensor determines that there has been a lack of diligence on our part, it may (a) convert the license from an exclusive to a non-exclusive basis, (b) terminate the agreement, or (c) modify the field of use. The licensor may terminate the agreement if we become bankrupt, or insolvent, or have a receiver appointed to continue our operations, or passes a resolution for winding up, or takes the benefit of any statute relating to bankrupt or insolvent debtors. Finally, either party may terminate the agreement for any breach by the other party, subject to a 60 day cure period.

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

We intend to continually review current designs, evaluate new concepts, and develop new and/or improved products to replace or augment the Ti-Foam Implant System. Through National Research Council of Canada, we are engaged in research and development and have spent approximately $124,858 since inception on new product development. We will in the future seek grants for specific research works with numerous institutions.

Marketing and Distribution

Our targeted market is clinicians, oral surgeons, periodontists, implantologists, private continuing educational institutions, and universities.

We intend to use a combination of event participation, direct mail, infomercials and product advertising on our web-site and in trade journals and newspapers, and the establishment of a direct sales program to reach our targeted market. Our immediate priority of marketing will focus on event participation and product advertising. Our projected marketing budget for the next twelve months is approximately $110,000 (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We will be required to raise capital in order to meet our stated marketing budget.

Event participation will include being an exhibitor at industry trade shows, participation in industry forums, and conducting our own industry seminars. In addition, we intend to advertise our product on our web-site, and in industry trade journals and newspapers, such as Dental Products and Oral Health, among other publications.

Apart from event participation and product advertising, we expect that domestic sales will be handled through a network of sales representative. The number of sales personal will be subject to a number of factors, including available cash allocable for marketing purposes and the success of our initial marketing efforts. We expect that the sales representatives will be compensated on a salary basis, with some form of commission structure. We may be required to hire a sales manager to the extent that our sales representatives exceeds twenty.  At this time, we do not have a sales representative. We believe that we will be required to pay sales representatives a salary of $60,000 along with some form of commission structure. At this time, we have not identified the appropriate compensation structures for our sales representatives or our sales managers.

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

Research and Development

We continually evaluate new ideas and concepts relating to dental implantology. New products will be, and are currently being, brought to market as clinical evaluations, studies and testing are completed and FDA registration, if required or necessary is obtained. In addition, product research is continually being performed on our existing product line. Since the commencement of the R&D Agreement with NRC in 2008, we spent $124,858 ($124,207 CDN) in research and development costs.

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

No matters were submitted to a vote of security holders during the year ended November 30, 2009.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

From October 2007 to the present, our common stock has been listed on the OTC Bulletin Board.  Our stock symbol is “OCBM.” Prior to July 2, 2008, our stock symbol was “GNDM”.

The following table sets forth the high and low traded closing prices of our common stock for each fiscal quarter 2009 and the closing price for each quarter.

The bid prices are inter-dealer prices, without retail markup, markdown or commission, and do not reflect actual transactions.

Period	High	Low	Close
December 1, 2008 to February 28, 2009	0.85	0.28	0.35
March 1, 2009 to May 31, 2009	0.43	0.10	0.18
June 1, 2009 to August 31, 2009	0.32	0.13	0.16
September 1, 2009 to November 30, 2009	0.20	0.10	0.11

Holders

As of November 30, 2009, we have 26,140,000 shares of our Common Stock issued and outstanding.

Dividends

We have never paid any cash dividends on its capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

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

ITEM 7 - Management’s Discussion and Analysis of Financial Condition

Forward-Looking Statements

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

Introduction

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

Unless otherwise indicated or the context otherwise requires, all references below in this report on Form 10-K to “we,” “us” and the “Company” are to OpenCell Biomed, Inc., a Nevada corporation, and its subsidiaries.

Plan of Operation

We are a development stage company and we are seeking to develop, market and sell our Ti-Foam Dental Implant System. This system will incorporate the licensing rights from the NRC. During the next 12 months, we expect to conduct additional research and development of our product with NRC sufficient for us to be in a position to launch the commercial sale of our Ti-Foam Dental Implant System.  Thus, we expect to launch our product no later than June 2010. Our ability to launch our product will be subject to obtaining the necessary health regulatory approvals domestically and in the United States. We intend to file our applications with the respective health regulatory bodies in Canada and the United States during the second calendar quarter of 2010. Our initial launch will consist of infomercials, trade shows and product advertising in industry journals and newspapers, as well as a direct mail program. Thereafter, depending on available funds, we intend to hires sales personnel on an as need basis, and subject to available funds.  We have completed the first two phases under the R&D Agreement with NRC and are in the final stages of the third phase.  Each task in the first two phases was successful and met all expectations.

We expect to incur a total of $191,840 in expenditures during the next 12 months. The total amount is allocated as follows:

❖

Payments related to NRC of $56,840 ($60,000 CDN). As indicated above, we are in the third phase of research and development and testing of our product with the NRC.  We intend to spend approximately $42,630 ($45,000 CDN) on R&D with the NRC over the next twelve months.  We do not intend to hire employees during this 12 month period to handle our R&D. In addition to the R&D expenditures, we are required to make a minimum of approximately $14,210 ($15,000 CDN) in royalty payment to NRC.

❖

Marketing expenses of $110,000. We believe that we will begin an advertising and marketing program during the third or fourth fiscal quarter of 2010. We expect to incur approximately $30,000 on conventions and trade shows, $10,000 on trade magazines, $4,000 on website development, and $6,000 on direct mail. In addition, we intend to hire two sales employees to develop a sales distribution network at cost of base annual salary of $60,000 per person plus commissions.

❖

Professional fees of $25,000. Overall, we anticipate spending an additional $25,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations during the next 12 months.

Apart from the expenditures stated above, we have no other capital requirements as of the date of this filing.

During the next 12 months, revenues will be highly dependent upon successful completion of Phase 3 testing with the NRC and obtaining regulatory approval to have the implants available for sale.  As are result of the uncertainty regarding revenue; the Company may need to raise funds from equity financing.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock to fund our plan of operations.  In the absence of such financing, our business will likely fail.

Year ended November 30, 2009 compared with the year ended November 30, 2008.

Results of Operations

For the years ended November 30, 2009 and November 30, 2008, respectively, we had no revenues from operations.

During the year ended November 30, 2009, research and development expenses were $71,959, an increase of 36.0% over the $52,899 spent in fiscal 2008 due to the completion of the first two phases of testing with the NRC.  License agreement fees were $34,545; this includes $14,920 ($15,750 CDN) which represents the 2008 annual royalty costs.  Accounting and audit fees were $31,423, a decrease of 18.1% or $6,949 from the amounts incurred last year.  Legal expenses were $2,637, lower by 86.7% from the $19,768 recorded last year as legal expenses related to last year were one-time in nature due to the corporate reorganization.  General and administrative expenses were $517 and bank charges were $214, this compares to expenses of $2,106 and $69 respectively in fiscal 2008.

For the year ended November 30, 2009, we had a foreign exchange loss on translation of $28,181 compared to a $12,990 gain on foreign exchange translation in 2008.

For fiscal 2009, we had a comprehensive loss to $170,326 compared with a comprehensive loss of $100,224 in fiscal 2008, due to the reasons discussed above.

Capital Resources and Liquidity

As at November 30, 2009, we had assets of $90 and total liabilities of $268,493. Working capital deficit as of November 30, 2009 was $268,403 compared with a working capital defect of $98,077 as at November 30, 2008. The increase in working capital deficit is due principally to the losses from operations during the 2009 fiscal year.

We have not generated any revenue since inception and we cannot satisfy our cash requirements for the next twelve months with our current available cash and projected cash flow. We will be required to raise funds in order to execute our plan of operations. For these reasons, we believe that there is substantial doubt that we will be able to continue as a going concern.

As mentioned, we will seek to raise funds through private and public equity offerings to meet our ongoing operational needs. As of the date of this report, we have no agreements or understandings in place with any third party for the raising of such funds. We cannot guarantee that we will be able to raise all the money required. Amounts raised from financing will be applied to the items set forth in the Plan of Operation section of this Form 10-K.

Dr. Pavelic, our director and sole officer, has endeavored to loan funds on an as needed basis in the past, however, we cannot predict whether Dr. Pavelic will be able to provide future loans to us.  As of the date of this Report, Dr. Pavelic has outstanding loans to us in the amount of $260,074 ($264,007 CDN and $9,973 USD). The loans are due on demand and bear no interest.

Off-Balance Sheet Commitments and Arrangements

As of November 30, 2009, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of November 30, 2008.

	Payments due (in US $)
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Minimum Royalty Payment to NRC[1]	$293,670	14,210	$42,630	$47,366	$189,464
Total contractual obligations	$293,670	$14,210	$42,630	$47,366	$189,464

[1]. Represents minimum royalty payments to NRC for the life of the patent as required under the NRC license agreement.

Other than the above, we did not have any long-term debt obligations, operating lease obligations, purchase obligations or other long-term liabilities as of November 30, 2009.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Company

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements of the Company are included in this annual report on Form 10-K:

OPENCELL BIOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets as of November 30, 2009 and 2008

F1

Statements of Operations for the Year Ended November 30, 2009 and 2008

F2

Statement of Stockholders’ Deficiency for the Year Ended November 30, 2009

and 2008

F3

Statements of Cash Flows for the Year Ended November 30, 2009 and 2008

F4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F5 – F11

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Opencell BioMed Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Opencell BioMed Inc. (A Development Stage Company) as of November 30, 2009 and November 30, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended November 30, 2009 and November 30, 2008 and since inception on November 27, 2007 through November 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opencell BioMed Inc. (A Development Stage Company) as of November 30, 2009 and November 30, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended November 30, 2009 and November 30, 2008 and since inception on November 27, 2007 through November 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $255,759, and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 16, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Balance Sheets (Audited)

As at November 30, 2009 and November 30, 2008

	November 30, 2009	November 30, 2008

ASSETS
Current assets
Cash	$ 90	$ 415
Total current assets	90	415

Total assets	$ 90	$ 415

LIABILITIES
Current liabilities
Accounts payable	$ 8,419	$ 29,572
Due to related party	260,074	68,920
Total current liabilities	268,493	98,492

Capital stock $0.0001 par value; 100,000,000 shares authorized; 26,140,000 shares issued and outstanding	2,614	2,614
Additional paid in capital	-	-
Accumulated other comprehensive income (loss)	(15,258)	12,923
Deficit accumulated during the development stage	(255,759)	(113,614)
Total Stockholders’ Deficiency	(268,403)	(98,077)
Total Liabilities and Stockholders’ Deficiency	$ 90	$ 415

The accompanying notes are an integral part of the financial statements.

F1

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Statements of Operations (Audited)

For the Year Ended November 30, 2009 and 2008

	November 30, 2009	November 30, 2008	November 27, 2007 (Inception) to November 30, 2009

Revenue	$ -	$ -	$ -

Expenses
Accounting and audit	31,423	38,372	69,795
Bank charges and interest	214	69	283
Office and administrative	517	2,106	3,023
Legal	2,637	19,768	22,405
License agreement	34,545	-	34,545
Research and development	71,959	52,899	124,858
Realized foreign exchange loss	850	-	850
Net loss	(142,145)	(113,214)	(255,759)

Other comprehensive income (loss)
Foreign exchange gain (loss) on
translation of self-sustaining subsidiary	(28,181)	12,990	(15,258)
Comprehensive loss	$(170,326)	$(100,224)	$(271,017)

Net loss per share
(Basic and fully diluted)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	26,140,000	23,024,754

The accompanying notes are an integral part of the financial statements.

F2

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficiency (Audited)

For the Period from Inception (November 27, 2007) to November 30, 2009

	Capital Stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficiency)
Balance, November 27, 2007	-	$ -	$ -	$ -	$ -	$ -
Issuance of stock for cash	20,000,000	2,000	(1,600)	-	-	400
Net loss for the period ended November 30, 2007	-	-	-	(400)	-	(400)

Balance, November 30, 2007	20,000,000	2,000	(1,600)	(400)	-	-
Cancellation of stock related to reverse merger	(20,000,000)	(2,000)	-	-	-	(2,000)
Issuance of stock related to reverse merger	20,000,000	2,000	-	-	-	2,000
Issuance of stock related to reverse merger	6,040,000	604	1,600	-	(67)	2,137
Issuance of shares for legal expense	100,000	10	-	-	-	10
Net loss for the year ended November 30, 2008	-	-	-	(113,214)	-	(113,214)
Foreign translation gain	-	-	-	-	12,990	12,990

Balance, November 30, 2008	26,140,000	2,614	-	(113,614)	12,923	(98,077)
Net loss for the three month period ended February 28, 2009	-	-	-	(47,163)	-	(47,163)
Foreign translation gain	-	-	-	-	3,168	3,168
Balance, February 28, 2009	26,140,000	$2,614	$ -	$(160,777)	$16,091	$(142,072)
Net loss for the three month period ended May 31, 2009	-	-	-	(10,592)	-	(10,592)
Foreign translation gain (loss)	-	-	-	-	(21,823)	(21,823)
Balance, May 31, 2009	26,140,000	$2,614	$ -	$(171,369)	$(5,732)	$(174,487)
Net loss for the three month period ended August 31, 2009	-	-	-	(73,632)	-	(73,632)
Foreign translation gain (loss)	-	-	-	-	(1,953)	(1,953)
Balance, August 31, 2009	26,140,000	$2,614	$ -	$(245,001)	$(7,685)	$(250,072)
Net loss for the three month period ended November 30, 2009	-	-	-	(10,758)	-	(10,758)
Foreign translation gain (loss)	-	-	-	-	(7,573)	(7,573)
Balance, November 30, 2009	26,140,000	$2,614	$ -	$(255,759)	$(15,258)	$(268,403)

The accompanying notes are an integral part of the financial statements.

F3

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Consolidated Statements of Cash Flows (Audited)

For the Year Ended November 30, 2009 and 2008

	November 30, 2009	November 30, 2008	November 27, 2007 (Inception) to November 30, 2009
Cash Flows From Operating Activities
Net loss	$(142,145)	$(113,214)	$(255,759)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Foreign exchange gain (loss)	(28,181)	12,990	(15,191)
Stock issued for services	-	10	10
Accounts payable	(21,153)	31,709	10,556
Due to related parties	-	207	-
Net cash used in operating activities	(191,479)	(68,298)	(260,384)

Cash Flows From Financing Activities
Loan from director	191,154	68,713	260,074
Issuance of shares	-	-	400
Net cash provided by financing activities	191,154	68,713	260,474
Net increase (decrease) in cash	(325)	415	90
Cash at the beginning of the period	415	-	-
Cash at the end of the period	$ 90	$ 415	$ 90

Supplemental disclosure:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

F4

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Audited)

November 30, 2009

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

Subsequent to the BIT Transaction, the Company changed its name from Grand Motion Inc. to OpenCell Biomed, Inc.

Going Concern

The Company has not realized any revenues since inception.  The Company has a deficit accumulated to November 30, 2009 in the amount of $255,759.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company to date has funded its initial operations through loans from officers and directors.  Management plans to raise additional funds through issuance of capital stock or debt securities and further loans from officers and/or directors.

F5

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Audited)

November 30, 2009

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

Income taxes

The Company uses the liability method of accounting for income taxes. Under ASC 740 “Accounting for Income Taxes,”  income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Income tax assets and liabilities are measured using enacted rates expected to apply to income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on income tax assets and liabilities is reflected in operations in the period in which the change occurs. Valuation allowances are established when necessary to reduce future tax assets to the amount expected to be realized.

The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing ASC 740. The Company files income tax returns in the Canadian and United States jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. As of the date of adoption of ASC 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.  The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and temporary differences.

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

F6

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

 (A Development Stage Company)

Notes to the Consolidated Financial Statements (Audited)

November 30, 2009

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

Earnings per share

The computation of earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common stock and dilutive stock outstanding during the period using the treasury stock method.

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

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board's (FASB) Foreign Currency Translation. The financial statements of the Canadian subsidiary are measured using Canadian currency as the functional currency. All balance sheet amounts have been translated using the exchange rates in effect at the applicable year-end. Income statement amounts have been translated using the weighted average exchange rate for the applicable year. The gains and losses resulting from the changes in exchange rates from year to year have been reported as a separate component of other comprehensive income included in Stockholders’ Equity.

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

F7

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

 (A Development Stage Company)

Notes to the Consolidated Financial Statements (Audited)

November 30, 2009

Advertising Expense

The Company expenses advertising expenses as it paid.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

F8

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Audited)

November 30, 2009

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition.  SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

F9

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Audited)

November 30, 2009

 Effective April 1, 2009, we adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.

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

Note 3 Contingencies, Commitments and Subsequent Events

In January 2008, the Company entered into a licensing agreement with the Canadian National Research Council (“the licensor” or “NRC”) whereby the Company acquired a worldwide exclusive license to the technology relating to the Ti-Foam Dental Implant System.  The agreement extends for the duration of patents covering the technology (which expire in 2021).  The Company is required to pay the licensor a royalty on each product sale equal to the greater of 3% or $8 ($10 CDN).  The agreement also requires the payment of minimum annual royalties of $14,920 ($15,750 CDN) on December 31, 2008; $18,947 ($20,000 CDN) on December 31, 2009; and $23,683 ($25,000 CDN) on December 31, 2010 and on each anniversary thereafter throughout the term. The licensor, subject to re-imbursement of 100% of such costs, is required to obtain and maintain the patents covering the technology.

Also in January 2008, the Company entered into a collaboration agreement with the NRC to develop an optimum implant design for commercial use.  The projected total cost commitment of this project is approximately $138,332 ($176,000 CDN) of which $125,751 ($138,714 CDN) has been spent.

The Company has evaluated subsequent events through March 8, 2010, the date which the financial statements were available to be issued.

F10

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Audited)

November 30, 2009

Note 4 Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundredth of one cent ($0.0001) per share and no other class of shares is authorized.

On July 4, 2008, the Company issued 100,000 common shares at $0.0001 for services of $10.00.

As of November 30, 2009, the Company has not granted any stock options.

Note 5 Related Party Transaction

A director has advanced $260,074 to the Company since inception.  These amounts are unsecured, non-interest bearing and due on demand.

Note 6 Income Taxes

The following is a reconciliation of consolidated corporate income taxes at statutory rates and the Company’s effective income tax expense:

	For the Year Ended November 30, 2009	For the Period Ended November 30, 2008
Loss before tax for the period	$ (142,145)	$ (113,214)
Combined federal and provincial taxation rates	33.00%	33.50%
Income tax expense (recovery) at combined taxation rates	(46,908)	(37,927)
Valuation allowance	46,908	37,927
Income tax provision	$ -	$ -

At November 30, 2009 the Company had net operating loss carry forwards of approximately $255,759 which begin to expire in 2027. Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the tax laws of the United States and Canada should a significant change in ownership occur. The deferred tax asset of $84,835 created by the net operating losses has been offset by a 100% valuation allowance.  During the year the valuation allowance increased by $46,908.

F11

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

On September 27, 2009 the Company’s Board of Directors approved the engagement of Seale and Beers, CPAs (“Seale and Beers”) to continue as the Company’s independent registered public accountant for the fiscal year ending November 30, 2009 and approved of the dismissal of Moore & Associates Chartered (“Moore”) as a result of PCAOB revoked the registration of Moore on August 27, 2009 because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.

Moore review reports on our financial statements for the period ended May 31, 2009 and the subsequent interim periods through the date of resignation, declination, or dismissal, did not contain any adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, except that such reports on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company ability to continue as a going concern. Furthermore, there were no disagreements between us and Moore relating to the fiscal periods reviewed or any subsequent interim period through to the date on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Moore would have caused them to make reference to such disagreements in their reports.

Prior to engaging Seale and Beers, the Company did not consult with Seale and Beers regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Seale and Beers on the Company's financial statements, and Seale and Beers did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

The Company provided Moore with a copy of this Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission (“SEC”) and requested that Moore furnish the Company with a letter addressed to the SEC stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree.  Moore has not responded to our request.

On July 1, 2009 the Company’s Board of Directors approved the engagement of Moore & Associates Chartered (“Moore”) to continue as the Company’s independent registered public accountant for the fiscal year ending November 30, 2009 and approved of the resignation, at the request of the Company, of MSCM LLP (“MSCM”).

MSCM audit reports on our financial statements for the year ended November 30, 2008 and the subsequent interim periods through the date of resignation, declination, or dismissal, did not contain any adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, except that such reports on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company ability to continue as a going concern. Furthermore, there were no disagreements between us and MSCM relating to the fiscal periods audited or any subsequent interim period through to the date on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MSCM would have caused them to make reference to such disagreements in their reports.

Prior to engaging Moore, the Company did not consult with Moore regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Moore on the Company's financial statements, and Moore did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

The Company provided MSCM with a copy of this Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission (“SEC”) and requested that MSCM furnish the Company with a letter addressed to the SEC stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree.

ITEM 9A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of November 30, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2009.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of November 30, 2009. In making its assessment of internal control over financial reporting, management used the criteria in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of November 30, 2009, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

As described above there have been no changes in our internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act during the year ended November, 2009 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table and text set forth the names and ages of all directors and executive officers of the Company as of November 30, 2009. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)	Director/Officer Since
Jim Akrivos	39	Director	January 31, 2008
Mislav Pavelic	43	President, Chief Financial Officer, and Chairman	July 4, 2008

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

Employment Agreements

We do not have any employment agreements in place with our Officers and Directors. Our director and sole officer, Mislav Pavelic, is engaged in another business at the present, and may undertake other business opportunities in addition to his current endeavours, including our business. Dr. Pavelic has agreed to devote sufficient time and attention to the business affairs of the company as he deems reasonable under the circumstances, however, no formal agreement exists with respect to this matter. We can not provide any assurances that Dr. Pavelic will be able to devote sufficient time and attention to our business.

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

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Dr. Mislav Pavelic, our sole officer and director, has made loans to us from time to time. As of the date of this Report, Dr. Pavelic has outstanding loans to us in the amount of $260,074. The loan is due on demand and bears no interest.

We utilize the office space of Dr. Mislav Pavelic, our sole officer, on a month to month basis at no cost to us. Our office is located at 25 The West Mall, #253, Unit 1336, Toronto, Ontario, M9C 1B8. The total office space consists of 3,200 square feet, of which we occupy 1,000 square feet.  We also use office equipment of Dr. Pavelic, from time to time, at no costs to us.

The due to related party amount of $260,074 as at November 30, 2009 represents research & development and general & administrative expenses that have been paid by Mislav Pavelic on behalf of the Company

Neither of the directors of the Company would be deemed independent under the independence standards applicable to the Company. The Company does not have a separately designated audit, nominating or compensation committee or committee performing similar functions.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended November 30, 2009 is set forth in the table below:

Fee Category	Fiscal year ended Nov. 30, 2009
Audit fees (1)	$ 31,423
Audit-related fees (2)	0
Tax fees (3)	0
All other fees (4)	0
Total fees	$ 31,423

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

Date: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Jim Akrivos

Director

March 15, 2010

Jim Akrivos

/s/ Mislav Pavelic

Director

March 15, 2010

Mislav Pavelic

10