Form 10-Q
period 2010-02-28
Opencell Biomed, Inc.
filed 2010-04-13
CIK 1385596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2010

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______TO ________
.

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

At April 13, 2010, 26,140,000 shares of the Registrant's Common Stock were issued and outstanding.

OPENCELL BIOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE
CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS
Balance Sheets as of February 28, 2010 and November 30, 2009 (Unaudited)	1
Statements of Operations for the Three Months Ended February 28, 2010 and February 29, 2009 and the Period from Inception (November 27, 2007) to February 28, 2010 (Unaudited)	2
Statement of Stockholders’ Deficiency for the Period from Inception (November 27, 2007) to February 28, 2010 (Unaudited)	3-4
Statements of Cash Flows for the Three Months Ended February 28, 2010 and February 29, 2009 and the Period from Inception (November 27, 2007) to February 28, 2010 (Unaudited)	5
NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS	6-9

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Balance Sheets (Unaudited)
As at February 28, 2010 and November 30, 2009

	February 28,	November 30,
	2009	2009
ASSETS
Current assets
Cash	$16	$90
Total current assets	16	90
Total assets	$16	$90
LIABILITIES
Current liabilities
Accounts payable	$21,987	$8,419
Due to related party	271,454	260,074
Total current liabilities	293,441	268,493
Capital stock $0.0001 par value; 100,000,000 shares authorized; 26,140,000 shares issued and outstanding	2,614	2,614
Additional paid in capital	-	-
Accumulated other comprehensive income	(15,973)	(15,258)
Deficit accumulated during the development stage	(280,066)	(255,759)
Total Stockholders’ Deficiency	(293,425)	(268,403)
Total Liabilities and Stockholders’ Deficiency	$16	$90

The accompanying notes are an integral part of the financial statements.

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statements of Operations (Unaudited)
For the Three Months Ended February 28, 2010 and February 29, 2009,
and the Period from November 27, 2007 (Inception) to February 28, 2010

			November 27, 2007
	Three Months Ended	Three Months Ended	(Inception) to
	February 28, 2010	February 29, 2009	February 28, 2010
Revenue	$-	$-	$-
Expenses
Accounting and audit	4,750	16,191	74,545
Bank charges and interest	50	37	333
Office and administrative	124	76	3,147
Legal	-	-	22,405
License agreement	19,023		53,568
Research and development	360	30,859	125,218
Realized foreign exchange loss	-	-	850
Net loss	(24,307)	(47,163)	(280,066)
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation of self-sustaining subsidiary	(715)	3,168	(15,973)
Comprehensive loss	$(25,022)	$(43,995)	$(296,039)
Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	26,140,000	26,140,000

The accompanying notes are an integral part of the financial statements.

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statement of Stockholders’ Deficiency
For the Period from Inception (November 27, 2007) to February 28, 2010

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Stockholders’
			Paid In	Development	Comprehensive	Equity
	Capital Stock		Capital	Stage	Income	(Deficiency)
Balance, November 27, 2007	-	$-	$-	$-	$-	$-
Issuance of stock for cash	20,000,000	2,000	(1,600)	-	-	400
Net loss for the period ended November 30, 2007	-	-	-	(400)	-	(400)
Balance, November 30, 2007	20,000,000	2,000	(1,600)	(400)	-	-
Cancellation of stock related to reverse merger	(20,000,000)	(2,000)	-	-	-	(2,000)
Issuance of stock related to reverse merger	20,000,000	2,000	-	-	-	2,000
Issuance of stock related to reverse merger	6,040,000	604	1,600	-	(67)	2,137
Issuance of shares for legal expense	100,000	10	-	-	-	10
Net loss for the year ended November 30, 2008	-	-	-	(113,214)	-	(113,214)
Foreign translation gain	-	-	-	-	12,990	12,990
Balance, November 30, 2008	26,140,000	2,614	-	(113,614)	12,923	(98,077)
Net loss for the three month period ended February 28, 2009	-	-	-	(47,163)	-	(47,163)
Foreign translation gain	-	-	-	-	3,168	3,168
Balance, February 28, 2009	26,140,000	$2,614	$-	$(160,777)	$16,091	$(142,072)
Net loss for the three month period ended May 31, 2009	-	-	-	(10,592)	-	(10,592)
Foreign translation gain (loss)	-	-	-	-	(21,823)	(21,823)
Balance, May 31, 2009	26,140,000	$2,614	$-	$(171,369)	$(5,732)	$(174,487)

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statement of Stockholders’ Deficiency (continued)
For the Period from Inception (November 27, 2007) to February 28, 2010

Net loss for the three month period ended August 31, 2009	-	-	-	(73,632)	-	(73,632)
Foreign translation gain (loss)	-	-	-	-	(1,953)	(1,953)
Balance, August 31, 2009	26,140,000	$2,614	$-	$(245,001)	$(7,685)	$(250,072)
Net loss for the three month period ended November 30, 2009	-	-	-	(10,758)	-	(10,758)
Foreign translation gain (loss)	-	-	-	-	(7,573)	(7,573)
Balance, November 30, 2009	26,140,000	$2,614	$-	$(255,759)	$(15,258)	$(268,403)
Net loss for the three month period ended February 28, 2010	-	-	-	(24,307)	-	(24,307)
Foreign translation gain (loss)	-	-	-	-	(715)	(715)
Balance, February 28, 2010	26,140,000	$2,614	$-	$(280,066)	$(15,973)	$(293,425)

The accompanying notes are an integral part of the financial statements.

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statements of Cash Flows (Unaudited)
For the Three Months Ended February 28, 2010 and February 29, 2009,
and the Period from November 27, 2007 (inception) to February 28, 2010

			November 27, 2007
	Three Months Ended	Three Months Ended	(Inception) to
	February 28, 2010	February 29, 2009	February 28, 2010
Cash Flows From Operating Activities
Net loss	$(24,307)	$(47,163)	$(280,066)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Foreign exchange gain (loss)	(715)	3,168	(15,906)
Stock issued for services	-	-	10
Accounts payable	13,568	853	24,124
Accrued liabilities	-	16,191	-
Net cash used in operating activities	(11,454)	(26,951)	(271,838)
Cash Flows From Financing Activities
Loan from director	11,380	26,518	271,454
Issuance of common stock	-	-	400
Bank overdraft	-	18	-
Net cash provided by financing activities	11,380	26,536	271,854
Net increase (decrease) in cash	(74)	(415)	16
Cash at the beginning of the period	90	415	-
Cash at the end of the period	$16	$-	$16
Supplemental disclosure:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
February 28, 2010

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

Subsequent to the BIT Transaction, the Company changed its name from Grand Motion Inc. to OpenCell Biomed, Inc.

Going Concern

The Company has not realized any revenues since inception. The Company has a deficit accumulated to February 28, 2010 in the amount of $280,066. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through loans from officers and directors. Management plans to raise additional funds through issuance of capital stock or debt securities and further loans from officers and/or directors.

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
February 28, 2010

Note 2 Significant Accounting Policies Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited financial statements for the year ended November 30, 2009 included in the Company’s Form l0-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending November 30, 2010.

Recent Accounting Pronouncements

The Company has adopted the recent accounting pronouncements, in the opinion of management, these recent accounting pronouncements have no material effect on the financial position, results of operations or cash flows of the Company.

  FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.

  FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.

  FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).

  FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

  FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.

  FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
February 28, 2010

  FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

  FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.

  FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.

  FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple- Deliverable Revenue Arrangements.

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

  ASC 855-10 (formerly SFAS No. 165, Subsequent Events).

  SFAS 157 as allowed by FASB Staff Position - ("FSP") 157-2.

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
February 28, 2010

Note 3 Contingencies, Commitments and Subsequent Events

In January 2008, the Company entered into a licensing agreement with the Canadian National Research Council (“the licensor” or “NRC”) whereby the Company acquired a worldwide exclusive license to the technology relating to the Ti-Foam Dental Implant System. The agreement extends for the duration of patents covering the technology (which expire in 2021). The Company is required to pay the licensor a royalty on each product sale equal to the greater of 3% or $8 ($10 CDN). The agreement also requires the payment of minimum annual royalties of $14,920 (paid) ($15,750 CDN) on December 31, 2008; $18,947 (not paid at 02/28/10) ($20,000 CDN) on December 31, 2009; and $23,683 ($25,000 CDN) on December 31, 2010 and on each anniversary thereafter throughout the term. The licensor, subject to reimbursement of 100% of such costs, is required to obtain and maintain the patents covering the technology.

Also in January 2008, the Company entered into a collaboration agreement with the NRC to develop an optimum implant design for commercial use. The projected total cost commitment of this project is approximately $138,332 ($176,000 CDN) of which $125,751 ($138,714 CDN) has been spent.

The Company has evaluated subsequent events through April 14, 2010, the date which the financial statements were available to be issued.

Note 4 Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundredth of one cent ($0.0001) per share and no other class of shares is authorized.

On July 4, 2008, the Company issued 100,000 common shares at $0.0001 for services of $10.00.

As of February 28, 2010, the Company has not granted any stock options.

Note 5 Related Party Transaction

A director has advanced $271,454 to the Company since inception. These amounts are unsecured, non-interest bearing and due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Please refer to our Form 10-K filed with the SEC on March 16, 2010 for a more complete description of the risks associated with our company and business.

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

Plan of Operation

We are a development stage company and we are seeking to develop, market and sell our Ti-Foam Dental Implant System. This system will incorporate the licensing rights from the NRC. We have recently completed the final testing phase with the NRC. The final tests confirmed the implants exceeded all force requirements as set out by the NRC. The next stage is the commercialization of the Ti-Foam Dental Implant System which involves establishing a Quality Management System compliant to ISO 13485 and Health Canada, development of engineering specifications, material and device testing, sterility and packaging validation and obtaining FDA and Health Canada clearance for sale of the Ti-Foam Dental Implant System. This process is expected to take 12 to 18 months and cost approximately $140,000. Shortly after obtaining approval for sale from the FDA and/or Health Canada, we will launch a marketing and sales campaign which will consist of infomercials, trade shows and product advertising in industry journals and newspapers, as well as a direct mail program. Thereafter, depending on available funds, we intend to hires sales personnel on an as need basis, and subject to available funds.

In addition to the commercialization costs discuss above, we expect to incur a total of $158,753 in expenditures during the next 12 to 18 months for licensing fees, marketing and sales initiatives and operations. The total amount is allocated as follows:

  Payments related to NRC of $23,753 ($25,000 CDN). We are required to pay licensing fees to the NRC of $23,753 ($25,000 CDN) in December 2010 and each year thereafter to 2021.

  Marketing expenses of $110,000 ($115,775 CDN). We believe that we will begin a marketing and sales program during the first or second fiscal quarter of 2011. We expect to incur approximately $30,000 ($31,575 CDN) on conventions and trade shows, $10,000 ($10,525 CDN) on trade magazines, $4,000 ($4,210 CDN) on website development, and $6,000 ($6,315 CDN) on direct mail. In addition, we intend to hire two sales employees to develop a sales distribution network at cost of base annual salary of $60,000 ($63,150 CDN) per person plus commissions.

  Professional fees of $25,000 ($26,313 CDN). Overall, we anticipate spending an additional $25,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations during the next 12 months.

Apart from the expenditures stated above, we have no other capital requirements as of the date of this filing.

The Company currently does not generate revenue and the ability to generate revenue will be highly dependent on obtaining regulatory approval to sell the implants. As are result of the uncertainty regarding revenue; the Company may need to raise funds from equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, our business will likely fail.

Three month period ended February 28, 2010 compared with the three month period ended February 28, 2009.

Results of Operations

For the three-month periods ended February 28, 2010 and February 28, 2009, respectively, we had no revenues from operations.

During the quarter ended February 28, 2010, there was very little business activity and development; as a result operating expenses were $24,307 compared with operating expenses of $47,163 in the same period last year. Accounting and audit fees were $4,750 for the quarter, a decrease of 70.7% from the $16,191 recorded in the first quarter of fiscal 2009. Research and development fees were $360 compared to $30,859 last year and license agreement fees were $19,023 compared to $nil last year. Bank charges were $50 and office administration expense $124, this compares to Q1 2009 expenditures of $37 and $76 respectively.

For the three month period ended February 28, 2010, we had an unrealized foreign exchange loss of $715 compared to a $3,168 unrealized gain on foreign exchange in the comparable quarter in 2009.

For the first quarter of fiscal 2010, we had a comprehensive loss to $25,022 compared with a comprehensive loss of $43,995 for the three month period ended February 28, 2009, due to the reasons discussed above.

Capital Resources and Liquidity

As at February 28, 2010, we had assets of $16 and total liabilities of $293,441. Working capital deficit as of February 28, 2010 was $293,425 compared with a working capital deficit of $268,403 as at November 30, 2009. The increase in working capital deficit is due principally to the losses from operations which occurred during the three month period ended February 28, 2010.

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

Dr. Pavelic, our director and sole officer, has endeavored to loan funds on an as needed basis in the past, however, we cannot predict whether Dr. Pavelic will be able to provide future loans to us. As of the date of this Report, Dr. Pavelic has outstanding loans to us in the amount of $271,454 ($264,157 CDN and $20,473 USD). The loans are due on demand and bear no interest.

Off-Balance Sheet Commitments and Arrangements

As of February 28, 2010, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have not identified any material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended November 30, 2009.

There were no changes in our internal controls over financial reporting during the three month period ended February 28, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

(a) Reports on Form 8-K

None.

(b) Exhibits:

Exhibit
Number	Exhibit Title
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuat to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-OxleyAct of 2002
32.2	Certification pursuant to 18 U.S.C. Sectionn 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OpenCell Biomed, Inc.

/s/ Mislav Pavelic
Mislav Pavelic
President and Principal Financial and Accounting Officer

Dated: April 13, 2010