Form 10-Q
period 2010-05-31
Opencell Biomed, Inc.
filed 2010-07-15
CIK 1385596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2010

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

At July 15, 2010, 26,140,000 shares of the Registrant's Common Stock were issued and outstanding.

OPENCELL BIOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE
CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS
Balance Sheets as of May 31, 2010 and November 30, 2009 (Unaudited)	F1
Statements of Operations for the Three and Six Months Ended May 31, 2010 and May 31, 2009 and the Period from Inception (November 27, 2007) to May 31, 2010 (Unaudited)	F2
Statement of Stockholders’ Deficiency for the Period from Inception (November 27, 2007) to May 31, 2010 (Unaudited)	F3
Statements of Cash Flows for the Three and Six Months Ended May 31, 2010 and May 31, 2009 and the Period from Inception (November 27, 2007) to May 31, 2010 (Unaudited)	F4
NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS	F5 – F8

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Balance Sheets (Unaudited)
As at May 31, 2010 and November 30, 2009

	May 31,	November 30,
	2010	2009

ASSETS
Current assets
Cash	$5	$90
Prepaid expenses	54	-
Total current assets	59	90

Total assets	$59	$90

LIABILITIES
Current liabilities
Accounts payable	$76,231	$8,419
Due to related party	277,833	260,074
Total current liabilities	354,064	268,493

Capital stock $0.0001 par value; 100,000,000 shares authorized; 26,140,000 shares issued and outstanding	2,614	2,614
Additional paid in capital	-	-
Accumulated other comprehensive income	(17,191)	(15,258)
Deficit accumulated during the development stage	(339,428)	(255,759)
Total Stockholders’ Deficiency	(354,005)	(268,403)
Total Liabilities and Stockholders’ Deficiency	$59	$90

The accompanying notes are an integral part of the financial statements.

F1

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statements of Operations (Unaudited)
For the Three and Six Months Ended May 31, 2010 and May 31, 2009,
and the Period from November 27, 2007 (Inception) to May 31, 2010

	Three Months	Three Months	Six Months	Six Months	November 27, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009	May 31, 2010

Revenue	$-	$-	$-	$-	$-

Expenses
Accounting and audit	1,750	7,732	6,500	23,923	76,295
Bank charges and interest	111	68	161	105	444
Office and administrative	132	155	256	231	3,279
Legal	2,000	2,637	2,000	2,637	24,405
License agreement	521	-	19,544	-	54,089
Research and development	54,848	-	55,208	30,859	180,066
Realized foreign exchange loss	-	-	-	-	850
Net loss	(59,362)	(10,592)	(83,669)	(57,755)	(339,428)

Other comprehensive income (loss)
Foreign exchange gain (loss) on translation of self sustaining subsidiary	(1,218)	(21,823)	(1,933)	(18,655)	(17,191)
Comprehensive loss	$(60,580)	$(32,415)	$(85,602)	$(76,410)	$(356,619)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,140,000	26,140,000	26,140,000	26,140,000

The accompanying notes are an integral part of the financial statements.

F2

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statement of Stockholders’ Deficiency
For the Period from Inception (November 27, 2007) to May 31, 2010

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Stockholders’
			Paid In	Development	Comprehensive	Equity
	Capital Stock		Capital	Stage	Income	(Deficiency)
Balance, November 27, 2007	-	$-	$-	$-	$-	$-
Issuance of stock for cash	20,000,000	2,000	(1,600)	-	-	400
Net loss for the period ended November 30, 2007	-	-	-	(400)	-	(400)

Balance, November 30, 2007	20,000,000	2,000	(1,600)	(400)	-	-
Cancellation of stock related to reverse merger	(20,000,000)	(2,000)	-	-	-	(2,000)
Issuance of stock related to reverse merger	20,000,000	2,000	-	-	-	2,000
Issuance of stock related to reverse merger	6,040,000	604	1,600	-	(67)	2,137
Issuance of shares for legal expense	100,000	10	-	-	-	10
Net loss for the year ended November 30, 2008	-	-	-	(113,214)		(113,214)
Foreign translation gain	-	-	-	-	12,990	12,990

Balance, November 30, 2008	26,140,000	2,614	-	(113,614)	12,923	(98,077)
Net loss for the three month period ended February 28, 2009	-	-	-	(47,163)	-	(47,163)
Foreign translation gain	-	-	-	-	3,168	3,168

Balance, February 28, 2009	26,140,000	$2,614	$-	$(160,777)	$16,091	$(142,072)

Net loss for the three month period ended May 31, 2009	-	-	-	(10,592)	-	(10,592)
Foreign translation gain (loss)	-	-	-	-	(21,823)	(21,823)

Balance, May 31, 2009	26,140,000	$2,614	$-	$(171,369)	$(5,732)	$(174,487)

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statement of Stockholders’ Deficiency (continued)
For the Period from Inception (November 27, 2007) to May 31, 2010

Net loss for the three month period ended August 31, 2009	-	-	-	(73,632)	-	(73,632)
Foreign translation gain (loss)	-	-	-	-	(1,953)	(1,953)

Balance, August 31, 2009	26,140,000	$2,614	$-	$(245,001)	$(7,685)	$(250,072)
Net loss for the three month period ended November 30, 2009	-	-	-	(10,758)	-	(10,758)
Foreign translation gain (loss)	-	-	-	-	(7,573)	(7,573)
Balance, November 30, 2009	26,140,000	$2,614	$-	$(255,759)	$(15,258)	$(268,403)
Net loss for the three month period ended February 28, 2010	-	-	-	(24,307)	-	(24,307)
Foreign translation gain (loss)	-	-	-	-	(715)	(715)
Balance, February 28, 2010	26,140,000	$2,614	$-	$(280,066)	$(15,973)	$(293,425)
Net loss for the three month period ended May 31, 2010	-	-	-	(59,362)	-	(59,362)
Foreign translation gain (loss)	-	-	-	-	(1,218)	(1,218)

Balance, May 31, 2010	26,140,000	$2,614	$-	$(339,428)	$(17,191)	$(354,005)

The accompanying notes are an integral part of the financial statements.

F3

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statements of Cash Flows (Unaudited)
For the Three and Six Months Ended May 31, 2010 and May 31, 2009,
and the Period from November 27, 2007 (inception) to May 31, 2010

	Three Months	Three Months	Six Months	Six Months	November 27, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009	May 31, 2010
Cash Flows From Operating
Activities
Net loss	$(59,362)	$(10,592)	$(83,669)	$(57,755)	$(339,428)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Foreign exchange gain (loss)	(1,218)	(21,823)	(1,933)	(18,655)	(17,124)
Stock issued for services	-	-	-	-	10
Prepaid expenses	(54)	-	(54)	-	(54)
Accounts payable	54,244	(23,191)	67,812	(22,338)	78,368
Accrued liabilities	-	(16,191)	-	-	-
Net cash used in operating activities	(6,390)	(71,797)	(17,844)	(98,748)	(278,228)

Cash Flows From Financing Activities
Loan from director	6,379	71,765	17,759	98,283	277,833
Issuance of common stock	-	-	-	-	400
Bank overdraft	-	32	-	50	-
Net cash provided by financing activities	6,379	71,797	17,759	98,333	278,233
Net increase (decrease) in cash	(11)	-	(85)	(415)	5
Cash at the beginning of the period	16	-	90	415	-
Cash at the end of the period	$5	$-	$5	$-	$5

Supplemental disclosure:
Cash paid for:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

F4

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
May 31, 2010

Note 1 Nature and Continuance of Operations

Organization

OpenCell Biomed, Inc. (the “Company”) was incorporated in the State of Nevada on July 7, 2006, and its fiscal year end is November 30. On July 4, 2008 a Share Exchange Agreement (the “Agreement”) was entered into between the Company and Biomedical Implant Technologies Ltd. (“BIT”). The fundamental terms of the purchase agreement was for the Company to issue 20,000,000 shares of restricted common stock of the Company for the acquisition of BIT (the “BIT Transaction”). As a result, BIT became a wholly owned subsidiary of the Company. Prior to the BIT Transaction, the Company was a non operating public company with no operations or assets; it had 6,040,000 shares of common stock issued and outstanding; and BIT was a privately held operating company. The BIT Transaction was considered to be a capital transaction in substance, rather than a business combination. The BIT Transaction is equivalent to the issuance of shares by a private company (BIT) for the non monetary assets of a non operational public company, accompanied by a recapitalization. The accounting for the BIT Transaction is similar to that resulting from a reverse acquisition, except goodwill is not recorded. Accordingly, the historical financial information of the accompanying financial statements are that of BIT with the 20,000,000 shares issued by the Company considered the historical outstanding shares of BIT for accounting purposes. The Company’s operating activities are conducted through its wholly owned subsidiary, Biomedical Implant Technologies Ltd.

Biomedical Implant Technologies Ltd was incorporated under the laws of the Province of Ontario, Canada on November 27, 2007. BIT is a development stage company and is in the business of development, marketing and selling a proprietary dental implant system known as the “Ti Foam Dental Implant System”.

Subsequent to the BIT Transaction, the Company changed its name from Grand Motion Inc. to OpenCell Biomed, Inc.

Going Concern

The Company has not realized any revenues since inception. The Company has a deficit accumulated to May 31, 2010 in the amount of $339,428. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through loans from officers and directors. Management plans to raise additional funds through issuance of capital stock or debt securities and further loans from officers and/or directors.

F5

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
May 31, 2010

Note 2 Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10 Q of Regulation S K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited financial statements for the year ended November 30, 2009 included in the Company’s Form l0 K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10 K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending November 30, 2010.

Recent Accounting Pronouncements

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, except for those pronouncements detailed below, no other pronouncements apply or will have a material effect on the Company’s financial statements.

  In May 2009, the FASB issued ASC 855 Subsequent Events, which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

F7

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
May 31, 2010

Note 3 Contingencies, Commitments and Subsequent Events

In January 2008, the Company entered into a licensing agreement with the Canadian National Research Council (“the licensor” or “NRC”) whereby the Company acquired a worldwide exclusive license to the technology relating to the Ti Foam Dental Implant System. The agreement extends for the duration of patents covering the technology (which expire in 2021). The Company is required to pay the licensor a royalty on each product sale equal to the greater of 3% or $8 ($10 CDN). The agreement also requires the payment of minimum annual royalties of $14,920 (paid) ($15,750 CDN) on December 31, 2008; $18,947 (not paid at 02/28/10) ($20,000 CDN) on December 31, 2009; and $23,683 ($25,000 CDN) on December 31, 2010 and on each anniversary thereafter throughout the term. The licensor, subject to re imbursement of 100% of such costs, is required to obtain and maintain the patents covering the technology.

Also in January 2008, the Company entered into a collaboration agreement with the NRC to develop an optimum implant design for commercial use. The projected total cost commitment of this project is approximately $138,332 ($176,000 CDN) of which $180,066 ($194,807 CDN) has been spent.

The Company has evaluated subsequent events through July 13, 2010, the date which the financial statements were available to be issued.

Note 4 Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundredth of one cent ($0.0001) per share and no other class of shares is authorized.

On July 4, 2008, the Company issued 100,000 common shares at $0.0001 for services of $10.00.

As of May 31, 2010, the Company has not granted any stock options.

Note 5 Related Party Transaction

A director has advanced $277,833 to the Company since inception. These amounts are unsecured, non interest bearing and due on demand.

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

Three month period ended May 31, 2010 compared with the three month period ended May 31, 2009.

Results of Operations

For the three-month periods ended May 31, 2010 and May 31, 2009, respectively, we had no revenues from operations.

During the quarter ended May 31, 2010, operating expenses were $59,362 compared with operating expenses of $10,592 in the same period last year. Accounting and audit fees were $1,750 for the quarter, a decrease of 77.4% from the $7,732 recorded in the second quarter of fiscal 2009. Research and development fees were $54,848 and license agreement fees were $521. Bank charges were $111, office administration expense $132 and legal fees were $2,000 this compares to Q2 2009 expenditures of $68, $155 and $2,637 respectively.

For the three month period ended May 31, 2010, we had an unrealized foreign exchange loss of $1,218 compared to an unrealized loss of $21,823 in the comparable quarter in 2009.

For the second quarter of fiscal 2010, we had a comprehensive loss to $60,580 compared with a comprehensive loss of $32,415 for the three month period ended May 31, 2009, due to the reasons discussed above.

Capital Resources and Liquidity

As at May 31, 2010, we had assets of $59 and total liabilities of $354,064. Working capital deficit as of May 31, 2010 was $354,005 compared with a working capital deficit of $268,403 as at November 30, 2009. The increase in working capital deficit is due principally to the losses from operations which occurred during the six month period ended May 31, 2010.

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

Dr. Pavelic, our director and sole officer, has endeavored to loan funds on an as needed basis in the past, however, we cannot predict whether Dr. Pavelic will be able to provide future loans to us. As of the date of this Report, Dr. Pavelic has outstanding loans to us in the amount of $277,833 ($264,557 CDN and $24,308 USD). The loans are due on demand and bear no interest.

Off-Balance Sheet Commitments and Arrangements

As of May 31, 2010, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There were no changes in our internal controls over financial reporting during the three month period ended May 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: July 15, 2010