Form 10-Q
period 2010-08-31
Opencell Biomed, Inc.
filed 2010-10-13
CIK 1385596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2010

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______TO ________.

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

At October 13, 2010, 26,140,000 shares of the Registrant's Common Stock were issued and outstanding.

OPENCELL BIOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE
CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

Balance Sheets as of August 31, 2010 and November 30, 2009 (Unaudited)	F1

Statements of Operations for the Three and Nine Months Ended August 31, 2010 and August 31, 2009 and the Period from Inception (November 27, 2007) to August 31, 2010 (Unaudited)	F2

Statement of Stockholders’ Deficiency for the Period from Inception (November 27, 2007) to August 31, 2010 (Unaudited)	F3

Statements of Cash Flows for the Three and Nine Months Ended August 31, 2010 and August 31, 2009 and the Period from Inception (November 27, 2007) to August 31, 2010 (Unaudited)	F4

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS	F5 – F7

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Balance Sheets (Unaudited)
As at August 31, 2010 and November 30, 2009
	August 31,	November 30,
	2010	2009

ASSETS
Current assets
Cash	$7	$90
Total current assets	7	90
Total assets	$7	$90

LIABILITIES
Current liabilities
Accounts payable	$75,148	$8,419
Due to related party	274,186	260,074
Total current liabilities	349,334	268,493

Capital stock $0.0001 par value; 100,000,000 shares authorized; 26,140,000 shares issued and outstanding	2,614	2,614
Additional paid in capital	-	-
Accumulated other comprehensive income	(10,131)	(15,258)
Deficit accumulated during the development stage	(341,810)	(255,759)
Total Stockholders’ Deficiency	(349,327)	(268,403)
Total Liabilities and Stockholders’ Deficiency	$7	$90

The accompanying notes are an integral part of the financial statements.

F1

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statements of Operations (Unaudited)
For the Three and Nine Months Ended August 31, 2010 and August 31, 2009,
and the Period from November 27, 2007 (Inception) to August 31, 2010

	Three Months	Three Months	Nine Months	Nine Months	November 27, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009	August 31, 2010

Revenue	$-	$-	$-	$-	$-

Expenses
Accounting and audit	1,750	-	8,250	23,923	78,045
Bank charges	47	56	208	161	491
Office and administrative	122	111	378	342	3,401
Legal	-	-	2,000	2,637	24,405
License agreement	-	30,622	19,544	30,622	54,089
Research and development	-	41,993	55,208	72,852	180,066
Realized foreign exchange loss	-	850	-	850	850

Operating loss	(1,919)	(73,632)	(85,588)	(131,387)	(341,347)
Other income (expense)
Interest expense	(463)	-	(463)	-	(463)

Net loss	(2,382)	(73,632)	(86,051)	(131,387)	(341,810)

Other comprehensive income (loss)
Foreign exchange gain (loss) on translation of self-sustaining subsidiary	7,060	(1,953)	5,127	(20,608)	(10,131)
Comprehensive income (loss)	$4,678	$(75,585)	$(80,924)	$(151,995)	$(351,941)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,140,000	26,140,000	26,140,000	26,140,000

The accompanying notes are an integral part of the financial statements.

F2

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statement of Stockholders’ Deficiency
For the Period from Inception (November 27, 2007) to August 31, 2010

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

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statement of Stockholders’ Deficiency (continued)
For the Period from Inception (November 27, 2007) to August 31, 2010

Net loss for the three month period ended August 31, 2009	-	-	-	(73,632)	-	(73,632)
Foreign translation gain (loss)	-	-	-	-	(1,953)	(1,953)

Balance, August 31, 2009	26,140,000	$2,614	$-	$(245,001)	$(7,685)	$(250,072)
Net loss for the three month period ended November 30, 2009	-	-	-	(10,758)	-	(10,758)
Foreign translation gain (loss)	-	-	-	-	(7,573)	(7,573)

Balance, November 30, 2009	26,140,000	$2,614	$-	$(255,759)	$(15,258)	$(268,403)
Net loss for the three month period ended February 28, 2010	-	-	-	(24,307)	-	(24,307)
Foreign translation gain (loss)	-	-	-	-	(715)	(715)

Balance, February 28, 2010	26,140,000	$2,614	$-	$(280,066)	$(15,973)	$(293,425)
Net loss for the three month
period ended May 31, 2010	-	-	-	(59,362)	-	(59,362)
Foreign translation gain (loss)	-	-	-	-	(1,218)	(1,218)

Balance, May 31, 2010	26,140,000	$2,614	$-	$(339,428)	$(17,191)	$(354,005)
Net loss for the three month
period ended August 31, 2010	-	-	-	(2,382)	-	(2,382)
Foreign translation gain (loss)	-	-	-	-	7,060	7,060

Balance, August 31, 2010	26,140,000	$2,614	$-	$(341,810)	$(10,131)	$(349,327)

The accompanying notes are an integral part of the financial statements.

F3

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statements of Cash Flows (Unaudited)
For the Three and Nine Months Ended August 31, 2010 and August 31, 2009,
and the Period from November 27, 2007 (inception) to August 31, 2010

	Three Months	Three Months
	Ended	Ended	Nine Months	Nine Months	November 27, 2007
	August 31,	August 31,	Ended	Ended	(Inception) to
	2010	2009	August 31, 2010	August 31, 2009	August 31, 2010

Cash Flows From Operating Activities
Net loss	$(2,382)	$(73,632)	$(86,051)	$(131,387)	$(341,810)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Foreign exchange gain (loss)	7,060	(1,953)	5,127	(20,608)	(10,064)
Stock issued for services	-	-	-	-	10
Prepaid expenses	54	-	-	-	-
Accounts payable	(1,083)	67,768	66,729	45,430	77,285
Accrued liabilities	-	-	-	-	-

Net cash used in operating activities	3,649	(7,817)	(14,195)	(106,565)	(274,579)

Cash Flows From Financing
Activities
Loan from director	(3,647)	8,036	14,112	106,319	274,186
Issuance of common stock	-	-	-	-	400
Bank overdraft	-	(50)	-	-	-
Net cash provided by financing activities	(3,647)	7,986	14,112	106,319	274,586

Net increase (decrease) in cash	2	169	(83)	(246)	7

Cash at the beginning of the period	5	-	90	415	-

Cash at the end of the period	$7	$169	$7	$169	$7

Supplemental disclosure:
Cash paid for:
Interest	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

F4

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
August 31, 2010

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

Subsequent to the BIT Transaction, the Company changed its name from Grand Motion Inc. to OpenCell Biomed, Inc.

Going Concern

The Company has not realized revenues since inception. The Company has a deficit accumulated to August 31, 2010 in the amount of $341,810. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through loans from officers and directors. Management plans to raise additional funds through issuance of capital stock or debt securities and further loans from officers and/or directors.

F5

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
August 31, 2010

Note 2 Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited financial statements for the year ended November 30, 2009 included in the Company’s Form l0-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending November 30, 2010.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the ASC 830-10.

Assets and liabilities dominated in a foreign currency were translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of difference exchange rates from period to period were included in the Accumulated Other Comprehensive Income (Loss) account in stockholders’ deficiency.

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
August 31, 2010

Note 3 Contingencies, Commitments and Subsequent Events

In January 2008, the Company entered into a licensing agreement with the Canadian National Research Council (“the licensor” or “NRC”) whereby the Company acquired a worldwide exclusive license to the technology relating to the Ti-Foam Dental Implant System. The agreement extends for the duration of patents covering the technology (which expire in 2021). The Company is required to pay the licensor a royalty on each product sale equal to the greater of 3% or $8 ($10 CDN). The agreement also requires the payment of minimum annual royalties of $14,920 (paid) ($15,750 CDN) on December 31, 2008; $19,691 (not paid at 08/31/10) ($21,000 CDN) on December 31, 2009; and $23,441 ($25,000 CDN) on December 31, 2010 and on each anniversary thereafter throughout the term. The licensor, subject to reimbursement of 100% of such costs, is required to obtain and maintain the patents covering the technology.

Also in January 2008, the Company entered into a collaboration agreement with the NRC to develop an optimum implant design for commercial use. The projected total cost commitment of this project is approximately $138,332 ($176,000 CDN) of which $180,066 ($194,807 CDN) has been spent.

The Company has evaluated subsequent events through October 13, 2010, the date which the financial statements were available to be issued.

Note 4 Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundredth of one cent ($0.0001) per share and no other class of shares is authorized.

On July 4, 2008, the Company issued 100,000 common shares at $0.0001 for services of $10.00.

As of August 31, 2010, the Company has not granted any stock options.

Note 5 Related Party Transaction

A director has advanced $274,186 ($264,607 Cdn plus $26,078 US) to the Company since inception. These amounts are unsecured, non-interest bearing and due on demand.

F7

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

  Payments related to NRC of $23,441 ($25,000 CDN). We are required to pay licensing fees to the NRC of $23,441 ($25,000 CDN) in December 2010 and each year thereafter to 2021.

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

  Professional fees of $25,000 ($26,663 CDN). Overall, we anticipate spending an additional $25,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations during the next 12 months.

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

Three month period ended August 31, 2010 compared with the three month period ended August 31, 2009.

Results of Operations

For the three-month periods ended August 31, 2010 and August 31, 2009, respectively, we had no revenues from operations.

During the quarter ended August 31, 2010, operating expenses were $1,919 compared with operating expenses of $73,632 in the same period last year. Accounting and audit fees were $1,750 for the quarter, compared to $nil in the third quarter of fiscal 2009. There were no expenditures on research and development and license agreement fees during the quarter as most of the research and development has been completed. During the third quarter last year research and development fees were $41,993 and license agreement fees were $30,622. Bank charges were $47 and office administration expense were $122, this compares to Q3 2009 expenditures of $56 and $111 respectively.

For the three month period ended August 31, 2010, we had an unrealized foreign exchange gain of $7,060 compared to an unrealized loss of $1,953 and a realized loss of $850 in the comparable quarter in 2009.

For the third quarter of fiscal 2010, we had comprehensive income to $4,678 compared with a comprehensive loss of $75,585 for the three month period ended August 31, 2009, due to the reasons discussed above.

Capital Resources and Liquidity

As at August 31, 2010, we had assets of $7 and total liabilities of $349,334. Working capital deficit as of August 31, 2010 was $349,327 compared with a working capital deficit of $268,403 as at November 30, 2009. The increase in working capital deficit is due principally to the losses from operations which occurred during the nine month period ended August 31, 2010.

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

Dr. Pavelic, our director and sole officer, has endeavored to loan funds on an as needed basis in the past, however, we cannot predict whether Dr. Pavelic will be able to provide future loans to us. As of the date of this Report, Dr. Pavelic has outstanding loans owed by us in the amount of $274,186 ($264,607 CDN and $26,078 USD). The loans are due on demand and bear no interest.

Off-Balance Sheet Commitments and Arrangements

As of August 31, 2010, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There were no changes in our internal controls over financial reporting during the three month period ended August 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: October 13, 2010