Form 10-K
period 2010-11-30
Opencell Biomed, Inc.
filed 2011-03-02
CIK 1385596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2010

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

[   ] Yes             [X] No

The Issuer's revenues for its most recent fiscal year was $0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Outstanding Shares	Class as of November 30, 2010
Common Stock, Par Value $0.0001 per share	26,140,000

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

  our growth strategies;

  anticipated trends in our business;

  our ability to make or integrate acquisitions;

  our liquidity and ability to finance our products,

  acquisition and development strategies;

  market conditions in the implant industry;

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to “Canadian Dollar” or “CDN” are to the currency of the Canada. The spot rate as of November 30, 2010, $1.00 USD = 1.0266 CDN.

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

We have recently completed the final testing phase with the NRC. The final tests confirmed the implants exceeded all force requirements as set out by the NRC. The next stage is the commercialization of the Ti-Foam Dental Implant System which involves establishing a Quality Management System compliant to ISO 13485 and Health Canada, development of engineering specifications, material and device testing, sterility and packaging validation and obtaining FDA and Health Canada clearance for sale of the Ti-Foam Dental Implant System. We expect to be the sole manufacturer of our Ti-Foam Dental Implant System, which is an all-inclusive product line augmented by a few products that we will purchase for resale. We also expect to market our products domestically directly to the targeted market by our sales representatives, and internationally on a country-by-country basis through selected distributors under a license arrangements with us (See “Marketing and Distribution” below).

We have developed a prototype implant using our proprietary technology. We are currently working in collaboration with the NRC to develop the optimum implant design for commercial use and our projected total cost of commercialization over the next twelve months is expected to be $200,000 ($200,000 CDN),. Further information on the R&D program is described in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Prior to sale of our product in the United States, we will be required to file with the United States FDA a Section 510(k) application, and receive approval of such application. We will be required to make a similar type application with and receive approval from Health Canada prior to the commercial sale of our products in Canada. We cannot provide any assurance of our ability to receive the necessary approvals from such regulatory bodies.

Research and Development Agreement and Licensing Agreement with National Research Council of Canada

On November 13, 2007, we entered into an Agreement for R&D Collaboration with the National Research Council of Canada (“NRC”) (“R&D Agreement”) whereby we collaborated with the NRC on a project for the development of dental implants with a titanium foam coating. The total amount spent on R&D as of November 30, 2010 is $180,066 ($180,679 CDN). We have entered into a technology licensing agreement with the NRC for the intellectual property arising under the R&D Agreement which is described below.

On January 22, 2008, we entered into a Technology License Agreement with the NRC (“License Agreement”) whereby we acquired a worldwide exclusive license to the technology relating to the Ti-Foam Dental Implant System. The agreement extends for the duration of the patents covering the technology. The patents covering the technology expire in 2021. We paid the NRC $12,110 ($15,000 CDN) upon signing of the License Agreement. In addition, we are required to pay the licensor a royalty on each product sale equal to the greater of; 3% or $8 ($10 CDN). The agreement also requires the payment of minimum annual royalties due as follows; $19,023 ($20,000 CDN) on December 31, 2009, $24,352 ($25,000 CDN) on December 31, 2010, $24,352 ($25,000 CDN) on December 31, 2011 and $24,352 ($25,000 CDN) for each anniversary thereafter throughout the term. The licensor, subject to our re-imbursement of 100% of such costs, is required to obtain and maintain the patents covering the technology. The license is conditional upon diligent exploitation of the rights granted to us in a manner likely to satisfy the demand for the products and services in relation to all reasonable applications within the authorized field of use, and to adequately serve our customers. If the licensor determines that there has been a lack of diligence on our part, it may (a) convert the license from an exclusive to a non-exclusive basis, (b) terminate the agreement, or (c) modify the field of use. The licensor may terminate the agreement if we become bankrupt, or insolvent, or have a receiver appointed to continue our operations, or passes a resolution for winding up, or takes the benefit of any statute relating to bankrupt or insolvent debtors. Finally, either party may terminate the agreement for any breach by the other party, subject to a 60 day cure period.

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

The merits of having implants instead of conventional bridge and denture plates are as follows:

  implants are significantly more sturdy than bridgework or dental plates,

  implants can support for a full denture which is unavailable in bridgework or dental plates;

  implants support a permanent bridge eliminating the need for a removable partial dentures;

  implants do not weaken, alter or discolor adjoining teeth; and

  implants are aesthetically more pleasing.

Products

The primary product to be offered by the Company is a dental implant product line and system called the Ti-Foam Dental Implant System. This product line includes various styles of dental implants, their related prosthetics or armamentarium, devices, tools, irrigated spade drills, and items purchased for resale.

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

Apart from event participation and product advertising, we expect that domestic sales will be handled through a network of sales representative. The number of sales personal will be subject to a number of factors, including available cash allocable for marketing purposes and the success of our initial marketing efforts. We expect that the sales representatives will be compensated on a salary basis, with some form of commission structure. We may be required to hire a sales manager to the extent that our sales representatives exceed twenty. At this time, we do not have a sales representative. We believe that we will be required to pay sales representatives a salary of $60,000 along with some form of commission structure. At this time, we have not identified the appropriate compensation structures for our sales representatives or our sales managers.

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

Markets and Competition

Based on available industry information, we estimate the size of the domestic and international implant market to be approximately $1.7 billion and such information indicates that the market will grow annually at a rate of 15-23% from 2008 to 2013 (Millennium Research Group - Competitor Insights for Implants - (www.mrg.net)). The expected growth is primarily from an aging population, better education of new dentists, and developing interest from, and education of, existing general dentists. There are four companies that dominate the world-wide marketplace, with a second tier of five additional companies. The principal competition consists of Nobel Biocare Holding AG (NOBN: Swiss Exchange), Biomet 3i Inc., Straumann Holding AG (STMN: Swiss Exchange), Zimmer Holdings Inc. (ZMH:NYSE), and Medtronics Inc. (MDT: NYSE). Many of these competitors are subsidiaries or divisions of larger companies, and many have substantial capital resources which are significantly larger than our capital resources. We believe, however, that we can compete with all of such companies because of our belief that our proprietary product represents an enhancement to existing products and procedures in the existing marketplace. However, we cannot provide any guarantees that our products will achieve commercial success.

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

Research and Development

We continually evaluate new ideas and concepts relating to dental implantology. New products will be, and are currently being, brought to market as clinical evaluations, studies and testing are completed and FDA registration, if required or necessary is obtained. In addition, product research is continually being performed on our existing product line. Since the commencement of the R&D Agreement with NRC in 2008, we spent $180,066 ($180,679 CDN) in research and development costs.

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

We have developed a working proto-type of our Ti-FoamTM products and have completed research and development with the NRC in this regard. Although we are confident in our ability to develop a commercial product, it is conceivable that final testing could result in certain product features requiring redesign or improvement which could delay indefinitely or permanently preclude the commercial introduction of the product.

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

  variations in our operating results;

  announcements of technological innovations, new services or product lines by us or our competitors;

  changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

  changes in operating and stock price performance of other companies in our industry;

  additions or departures of key personnel; and

  future sales of our common stock.

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

No matters were submitted to a vote of security holders during the year ended November 30, 2010.

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

The bid prices are inter-dealer prices, without retail markup, markdown or commission, and do not reflect actual transactions.

Period	High	Low	Close
December 1, 2009 to February 28, 2010	0.11	0.01	0.04
March 1, 2010 to May 31, 2010	0.07	0.03	0.03
June 1, 2010 to August 31, 2010	0.05	0.03	0.03
September 1, 2010 to November 30, 2010	0.05	0.01	0.03

Holders

As of November 30, 2010, we have 26,140,000 shares of our Common Stock issued and outstanding.

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

Plan of Operation

We are a development stage company and we are seeking to develop, market and sell our Ti-Foam Dental Implant System. This system will incorporate the licensing rights from the NRC. We have recently completed the final testing phase with the NRC. The final tests confirmed the implants exceeded all force requirements as set out by the NRC. The next stage is the commercialization of the Ti-Foam Dental Implant System which involves establishing a Quality Management System compliant to ISO 13485 and Health Canada, development of engineering specifications, material and device testing, sterility and packaging validation and obtaining FDA and Health Canada clearance for sale of the Ti-Foam Dental Implant System. This process is expected to take 12 to 18 months and cost approximately $200,000. Shortly after obtaining approval for sale from the FDA and/or Health Canada, we will launch a marketing and sales campaign which will consist of infomercials, trade shows and product advertising in industry journals and newspapers, as well as a direct mail program. Thereafter, depending on available funds, we intend to hires sales personnel on an as need basis, and subject to available funds.

In addition to the commercialization costs discuss above, we expect to incur a total of $185,000 ($185,000 CDN) in expenditures during the next 12 to 18 months for licensing fees, marketing and sales initiatives and operations. The total amount is allocated as follows:

*	Payments related to NRC of $25,000 ($25,000 CDN). We are required to pay licensing fees to the NRC of $25,000 ($25,000 CDN) in December 2010 and each year thereafter to 2021.

*	Marketing expenses of $110,000 ($110,000 CDN). We believe that we will begin a marketing and sales program during the second or third fiscal quarter of 2011. We expect to incur approximately $30,000 ($30,000 CDN) on conventions and trade shows, $10,000 ($10,000 CDN) on trade magazines, $4,000 ($4,000 CDN) on website development, and $6,000 ($6,000 CDN) on direct mail. In addition, we intend to hire two sales employees to develop a sales distribution network at cost of base annual salary of $60,000 ($60,000 CDN) per person plus commissions.

*	Professional fees of $50,000 ($50,000 CDN). Overall, we anticipate spending an additional $25,000 on professional fees, consulting, general administrative costs and expenditures associated with complying with reporting obligations during the next 12 months.

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

Year ended November 30, 2010 compared with the year ended November 30, 2009.

Results of Operations

For the years ended November 30, 2010 and November 30, 2009, respectively, we had no revenues from operations.

During the year ended November 30, 2010, research and development expenses were $55,208, a decrease of 23.3% over the $71,959 spent in fiscal 2009. Substantially all research and development testing with the NRC has been completed. License agreement fees were $19,544; most of which represents 2009 royalty costs. License agreement fees were $34,545 in the previous fiscal year. Accounting and audit fees were $13,000, a decrease of 58.6% or $18,423 from the amounts incurred last year. Consulting fees were $10,000 compared to $nil in the prior year. Legal expenses were $6,103, higher by $3,466 from the $2,637 recorded last year. General and administrative expenses were $1,566 and bank charges were $273, this compares to expenses of $517 and $214 respectively in fiscal 2009.

Interest expense in the current year was $1,157 compared to $nil in 2009.

For the year ended November 30, 2010, we had a foreign exchange loss on translation of $7,307 compared to a loss of $28,181 on foreign exchange translation in 2009.

For fiscal 2010, we had a comprehensive loss to $114,158 compared with a comprehensive loss of $170,326 in fiscal 2009, due to the reasons discussed above.

Capital Resources and Liquidity

As at November 30, 2010, we had assets of $nil and total liabilities of $382,561. Working capital deficit as of November 30, 2010 was $382,561 compared with a working capital deficit of $268,403 as at November 30, 2009. The increase in working capital deficit is due principally to the losses from operations during the 2010 fiscal year.

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

Dr. Pavelic, our director and sole officer, has endeavored to loan funds on an as needed basis in the past, however, we cannot predict whether Dr. Pavelic will be able to provide future loans to us. As of the date of this Report, Dr. Pavelic has outstanding loans to us in the amount of $304,285 ($285,607 CDN and $26,078 USD). The loans are due on demand and bear no interest.

Off-Balance Sheet Commitments and Arrangements

As of November 30, 2010, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations to make future payments as of November 30, 2010.

	Payments due (in US $)

	Total	< 1 year	1-3 years	3-5 years	> 5 years

Minimum Royalty Payment to NRC[1]	$275,000	$25,000	$50,000	$50,000	$150,000

Total contractual obligations	$275,000	$25,000	$50,000	$50,000	$150,000

[1]. Represents minimum royalty payments to NRC for the life of the patent as required under the NRC license agreement.

Other than the above, we did not have any long-term debt obligations, operating lease obligations, purchase obligations or other long-term liabilities as of November 30, 2010.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Company

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements of the Company are included in this annual report on Form 10-K:

OPENCELL BIOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets as of November 30, 2010 and 2009	F1

Statements of Operations for the Year Ended November 30, 2010 and 2009	F2

Statement of Stockholders’ Deficiency for the Year Ended November 30, 2010 and 2009	F3

Statements of Cash Flows for the Year Ended November 30, 2010 and 2009	F4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F5 – F11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
OpenCell Biomed, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of OpenCell Biomed, Inc. (A Development Stage Company) as of November 30, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended November 30, 2010 and 2009 and since inception on [November 27, 2007] through November 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OpenCell Biomed, Inc. (A Development Stage Company) as of November 30, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended November 30, 2010 and 2009 and since inception on [November 27, 2007] through November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not realized any revenues since inception, and has an accumulated deficit of $382,561, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs
Las Vegas, Nevada
February 28, 2011

50 S. Jones Blvd. Suite 202 Las Vegas

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Balance Sheets (Audited)
As at November 30, 2010 and November 30, 2009

	November 30,	November 30,
	2010	2009

ASSETS
Current assets
Cash	$-	$90

Total current assets	-	90

Total assets	$-	$90

LIABILITIES
Current liabilities
Bank overdraft	$40	$-
Accounts payable	78,236	8,419
Due to related party	304,285	260,074

Total current liabilities	382,561	268,493

Capital stock $0.0001 par value; 100,000,000 shares authorized; 26,140,000 shares issued and outstanding	2,614	2,614
Additional paid-in capital	1,923	1,923
Accumulated other comprehensive income (loss)	(22,565)	(15,258)
Deficit accumulated during the development stage	(364,533)	(257,682)

Total Stockholders’ Deficiency	(382,561)	(268,403)

Total Liabilities and Stockholders’ Deficiency	$-	$90

The accompanying notes are an integral part of the financial statements.

F1

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Statements of Operations (Audited)
For the Year Ended November 30, 2010 and 2009

			November 27, 2007
	November 30,	November 30,	(Inception) to
	2010	2009	November 30, 2010

Revenue	$-	$-	$-

Expenses
Accounting and audit	13,000	31,423	82,795
Bank charges	273	214	556
Office and administrative	1,566	517	4,589
Consulting fees	10,000	-	10,000
Legal	6,103	2,637	28,508
License agreement	19,544	34,545	54,089
Research and development	55,208	71,959	180,066
Realized foreign exchange loss	-	850	850
Operating loss	(105,694)	(142,145)	(361,453)
Other income (expense)
Interest expense	(1,157)	-	(1,157)

Net loss	(106,851)	(142,145)	(362,610)

Other comprehensive income (loss)
Foreign exchange gain (loss) on translation of self-sustaining subsidiary	(7,307)	(28,181)	(22,565)

Comprehensive loss	$(114,158)	$(170,326)	$(385,175)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	26,140,000	26,140,000

The accompanying notes are an integral part of the financial statements.

F2

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficiency (Audited)
For the Period from Inception (November 27, 2007) to November 30,2010

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Stockholders’
			Paid In	Development	Comprehensive	Equity
	Capital Stock		Capital	Stage	Income	(Deficiency)

Balance, November 27, 2007	-	$-	$-	$-	$-	$-
Issuance of stock for cash	20,000,000	2,000	(1,600)	-	-	400
Net loss for the period ended November 30, 2007	-	-	-	(400)	-	(400)

Balance, November 30, 2007	20,000,000	2,000	(1,600)	(400)	-	-
Cancellation of stock related to reverse merger	(20,000,000)	(2,000)	-	-	-	(2,000)
Issuance of stock related to reverse merger	20,000,000	2,000	-	-	-	2,000
Issuance of stock related to reverse merger	6,040,000	604	3,523	(1,923)	(67)	2,137
Issuance of shares for legal expense	100,000	10	-	-	-	10
Net loss for the year ended November 30, 2008	-	-	-	(113,214)	-	(113,214)
Foreign translation gain	-	-	-	-	12,990	12,990

Balance, November 30, 2008	26,140,000	2,614	1,923	(115,537)	12,923	(98,077)
Net loss for the year ended November 30, 2009	-	-	-	(142,145)	-	(142,145)
Foreign translation loss	-	-	-	-	(28,181)	(28,181)

Balance, November 30, 2009	26,140,000	2,614	1,923	(257,682)	(15,258)	(268,403)

Net loss for the year ended November 30, 2010	-	-	-	(106,851)	-	(106,851)
Foreign translation gain (loss)	-	-	-	-	(7,307)	(7,307)

Balance, November 30, 2010	26,140,000	$2,614	$1,923	$(364,533)	$(22,565)	$(382,561)

The accompanying notes are an integral part of the financial statements.

F3

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (Audited)
For the Year Ended November 30, 2010 and 2009

			November 27, 2007
			(Inception) to
	November 30, 2010	November 30, 2009	November 30, 2010

Cash Flows From Operating Activities

Net loss	$(106,851)	$(142,145)	$(362,610)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Foreign exchange gain (loss)	(7,307)	(28,181)	(22,498)
Stock issued for services	-	-	10
Reimbursable expenses paid by director	37,961	-	37,961
Accounts payable	69,817	(21,153)	80,373
Bank overdraft	40	-	40

Net cash used in operating activities	(6,340)	(191,479)	(266,724)

Cash Flows From Financing Activities
Loan from director	6,250	191,154	266,324
Issuance of shares	-	-	400

Net cash provided by financing activities	6,250	191,154	266,724

Net increase (decrease) in cash	(90)	(325)	-
Cash at the beginning of the period	90	415	-

Cash at the end of the period	$-	$90	$-

Supplemental disclosure:

Cash paid for:

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

Non-cash financing activity	$37,961	$-	$37,961

The accompanying notes are an integral part of the financial statements.

F4

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Audited)
November 30, 2010

Note 1 The Company

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

Subsequent to the BIT Transaction, the Company changed its name from Grand Motion Inc. to OpenCell Biomed, Inc.

Note 2 Going Concern

The Company has not realized any revenues since inception.  The Company has a deficit accumulated to November 30, 2010 in the amount of $382,561.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company to date has funded its initial operations through loans from officers and directors.  Management plans to raise additional funds through issuance of capital stock or debt securities and further loans from officers and/or directors.

F5

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Audited)
November 30, 2010

Note 3 Significant Accounting Policies

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
November 30, 2010

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

F7

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Audited)
November 30, 2010

Advertising Expense

The Company expenses advertising costs as they are paid.

Recent Accounting Pronouncements

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, no other pronouncements apply or will have a material effect on the Company’s financial statements.

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

Note 5 Related Party Transaction

A director has advanced $304,285 (2009 - $260,074) to the Company since inception.  These amounts are unsecured, non-interest bearing and due on demand.

F8

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Audited)
November 30, 2010

Note 6 Income Taxes

The following is a reconciliation of consolidated corporate income taxes at statutory rates and the Company’s effective income tax expense:

	For the Year Ended	For the Year Ended
	November 30, 2010	November 30, 2009

Loss before tax for the period	$(106,851)	$(142,145)
Combined federal and provincial taxation rates	32.00%	33.00%
Income tax expense (recovery) at combined taxation rates	(34,192)	(46,908)
Valuation allowance	34,192	46,908
Income tax provision	$-	$-

At November 30, 2010 the Company had net operating loss carry forwards of approximately $362,610 (2009 - $255,759) which begin to expire in 2027. Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the tax laws of the United States and Canada should a significant change in ownership occur. The deferred tax asset of $116,035 created by the net operating losses has been offset by a 100% valuation allowance.  During the year the valuation allowance increased by $34,192.

Note 7 Reclassification

The Company has reclassified $1,923 to Additional paid-in capital from Deficit accumulated during the development stage related to the July 2008 transaction between Grand Motion and BIT.  In the opinion of management, the reclassification is not material and does not warrant a restatement per ASC 250.  The reclassification does not effect the financial position of the Company.

Note 8 Contingencies, Commitments and Subsequent Events

The Company is in default on a licensing agreement entered into with the Canadian National Research Council (“the licensor” or “NRC”) on January 2008, whereby the Company acquired a worldwide exclusive license to the technology relating to the Ti-Foam Dental Implant System.  The agreement extends for the duration of patents covering the technology (which expire in 2021).  The Company is required to pay the licensor a royalty on each product sale equal to the greater of 3% or $8 ($10 CDN).  The agreement also requires the payment of minimum annual royalties of $25,000 CDN on December 31, 2010 and on each anniversary thereafter throughout the term. The Company did not make the December 31, 2010 payment as of the date of the issuance of these financial statements.  The licensor, subject to re-imbursement of 100% of such costs, is required to obtain and maintain the patents covering the technology.

The Company has evaluated subsequent events through March 2, 2011, the date which the financial statements were available to be issued.

F9

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of November 30, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2010.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of November 30, 2010. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of November 30, 2010, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

As described above there have been no changes in our internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act during the year ended November, 2010 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table and text set forth the names and ages of all directors and executive officers of the Company as of November 30, 2010. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)	Director/Officer Since

Jim Akrivos	40	Former President and	January 31, 2008
		Former Secretary and
		Current Director

Mislav Pavelic	44	Current President, Chief	July 4, 2008
		Financial Officer, and
		Chairman

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

Dr. Pavelic has owned, operated and developed numerous multi-disciplined healthcare clinics in the GTA over the past 19 years. He has developed:

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

Mr. Akrivos, our Director was our President and Secretary from January 31, 2008 to July 4, 2008. On that same date, he was appointed as our Director. He studied business at Sheridan College and civil law at Pathfinder Business College located in Toronto, Canada. For past 9 years, he has owned and operated a business consulting firm providing financial and management services to private companies. He is the sole employee of his business consulting company.

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

  Compliance with applicable governing laws, rules and regulations;

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding beneficial ownership of our common stock as of the date of this Report (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is our address, 25 The West Mall, #253, Unit 1336 Toronto, Ontario, M9C 1B8. The percentage ownership below is based on 26,140,000 shares of common stock outstanding at November 30, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Dr. Mislav Pavelic, our sole officer and director, has made loans to us from time to time. As of the date of this Report, Dr. Pavelic has outstanding loans to us in the amount of $304,285 (2009 - $260,074). The loan is due on demand and bears no interest.

We utilize the office space of Dr. Mislav Pavelic, our sole officer, on a month to month basis at no cost to us. Our office is located at 25 The West Mall, #253, Unit 1336, Toronto, Ontario, M9C 1B8. The total office space consists of 3,200 square feet, of which we occupy 1,000 square feet. We also use office equipment of Dr. Pavelic, from time to time, at no costs to us.

The due to related party amount of $304,285 (2009 - $260,074) as at November 30, 2010 represents research & development, license fees and general & administrative expenses that have been paid by Mislav Pavelic on behalf of the Company.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended November 30, 2010 is set forth in the table below:

Fiscal year ended
Fee Category	Nov. 30, 2010

Audit fees (1)	$13,000
Audit-related fees (2)	0
Tax fees (3)	0
All other fees (4)	0
Total fees	$13,000

(1)	Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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
Date: March 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Akrivos	Director	March 2, 2011
Jim Akrivos

/s/ Mislav Pavelic	Director	March 2, 2011
Mislav Pavelic