Form 10-Q
period 2011-02-28
Opencell Biomed, Inc.
filed 2011-04-04
CIK 1385596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2011

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

At April 4, 2011, 26,140,000 shares of the Registrant's Common Stock were issued and outstanding.

2

OPENCELL BIOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE
CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS
Balance Sheets as of February 28, 2011 and November 30, 2010 (Unaudited)	F1
Statements of Operations for the Three Months Ended February 28, 2011 and February 29, 2010 and the Period from Inception (November 27, 2007) to February 28, 2011 (Unaudited)	F2
Statement of Stockholders’ Deficiency for the Period from Inception (November 27, 2007) to February 28, 2011 (Unaudited)	F3
Statements of Cash Flows for the Three Months Ended February 28, 2011 and February 29, 2010 and the Period from Inception (November 27, 2007) to February 28, 2011 (Unaudited)	F4
NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS	F5 – F7

3

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Balance Sheets (Unaudited)
As at February 28, 2011 and November 30, 2010

	February 28,	November 30,
	2011	2010

ASSETS
Current assets
Cash	$73	$-
Total current assets	73	-

Total assets	$73	$-
LIABILITIES
Current liabilities
Bank overdraft	$-	$40
Accounts payable	107,937	78,236
Due to related party	327,477	304,285
Total current liabilities	435,414	382,561

Capital stock $0.0001 par value; 100,000,000 shares authorized; 26,140,000 shares issued and outstanding	2,614	2,614
Additional paid in capital	1,923	1,923
Accumulated other comprehensive income	(42,938)	(22,565)
Deficit accumulated during the development stage	(396,940)	(364,533)
Total Stockholders’ Deficiency	(435,341)	(382,561)
Total Liabilities and Stockholders’ Deficiency	$73	$-

The accompanying notes are an integral part of the financial statements.

F1

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statements of Operations (Unaudited)
For the Three Months Ended February 28, 2011 and February 29, 2010,
and the Period from November 27, 2007 (Inception) to February 28, 2011

			November 27, 2007
			(Inception) to
	February 28, 2011	February 28, 2010	February 28, 2011
Revenue	$-	$-	$-

Expenses
Accounting and audit	1,750	4,750	84,545
Bank charges	187	50	743
Office and administrative	92	124	4,681
Consulting fees	5,000	-	15,000
Legal	-	-	28,508
License agreement	25,091	19,023	79,180
Research and development	-	360	180,066
Realized foreign exchange loss	-	-	850
Operating loss	(32,120)	(24,307)	(393,573)
Other income (expense)
Interest expense	(287)	-	(1,444)
Net loss	(32,407)	(24,307)	(395,017)

Other comprehensive income (loss)
Foreign exchange gain (loss) on translation of self-sustaining subsidiary	(20,373)	(715)	(42,938)
Comprehensive loss	$(52,780)	$(25,022)	$(437,955)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,140,000	26,140,000

The accompanying notes are an integral part of the financial statements.

F2

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statement of Stockholders’ Deficiency
For the Period from Inception (November 27, 2007) to February 28, 2010

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Stockholders’
			Paid In	Development	Comprehensive	Equity
	Capital Stock		Capital	Stage	Income	(Deficiency)
Balance, November 27, 2007	-	$-	$-	$-	$-	$-
Issuance of stock for cash	20,000,000	2,000	(1,600)	-	-	400
Net loss for the period
ended November 30, 2007	-	-	-	(400)	-	(400)

Balance, November 30, 2007	20,000,000	2,000	(1,600)	(400)	-	-
Cancellation of stock related to reverse merger	(20,000,000)	(2,000)	-	-	-	(2,000)
Issuance of stock related to reverse merger	20,000,000	2,000	-	-	-	2,000
Issuance of stock related to reverse merger	6,040,000	604	3,523	(1,923)	(67)	2,137
Issuance of shares for legal expense	100,000	10	-	-	-	10
Net loss for the year ended November 30, 2008	-	-	-	(113,214)	-	(113,214)
Foreign translation gain (loss)	-	-	-	-	12,990	12,990

Balance, November 30, 2008	26,140,000	2,614	1,923	(115,537)	12,923	(98,077)
Net loss for the year ended November 30, 2009	-	-	-	(142,145)	-	(142,145)
Foreign translation gain (loss)	-	-	-	-	(28,181)	(28,181)

Balance, November 30, 2009	26,140,000	2,614	1,923	(257,682)	(15,258)	(268,403)

Net loss for the year ended November 30, 2010	-	-	-	(106,851)	-	(106,851)
Foreign translation gain (loss)	-	-	-	-	(7,307)	(7,307)

Balance, November 30, 2010	26,140,000	$2,614	$1,923	$(364,533)	$(22,565)	$(382,561)

Net loss for the three month period ended February 28, 2011	-	-	-	(32,407)	-	(32,407)
Foreign translation gain (loss)	-	-	-	-	(20,373)	(20,373)

Balance, February 28, 2011	26,140,000	$2,614	$1,923	$(396,940)	$(42,938)	$(435,341)

The accompanying notes are an integral part of the financial statements.

F3

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statements of Cash Flows (Unaudited)
For the Three Months Ended February 28, 2011 and February 29, 2010,
and the Period from November 27, 2007 (inception) to February 28, 2011

			November 27, 2007
	Three Months Ended	Three Months Ended	(Inception) to
	February 28, 2011	February 29, 2010	February 28, 2011
Cash Flows From Operating Activities
Net loss	$(32,407)	$(24,307)	$(395,017)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Foreign exchange gain (loss)	(20,373)	(715)	(42,871)
Stock issued for services	-	-	10
Reimbursable expenses paid by director	-	-	16,961
Accounts payable	29,701	13,568	110,074
Bank overdraft	(40)	-	-
Net cash used in operating activities	(23,119)	(11,454)	(310,843)

Cash Flows From Financing Activities
Loan from director	23,192	11,380	310,516
Issuance of shares	-	-	400
Net cash provided by financing activities	23,192	11,380	310,916
Net increase (decrease) in cash	73	(74)	73
Cash at the beginning of the period	-	90	-
Cash at the end of the period	$73	$16	$73

Supplemental disclosure:
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-cash financing activity	$-	$-	$16,961

The accompanying notes are an integral part of the financial statements.

F4

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
February 28, 2011

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

Subsequent to the BIT Transaction, the Company changed its name from Grand Motion Inc. to OpenCell Biomed, Inc.

Going Concern

The Company has not realized revenues since inception. The Company has a deficit accumulated to February 28, 2011 in the amount of $396,940. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through loans from officers and directors. Management plans to raise additional funds through issuance of capital stock or debt securities and further loans from officers and/or directors.

F5

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
February 28, 2011

Note 2 Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited financial statements for the year ended November 30, 2010 included in the Company’s Form l0-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending November 30, 2011.

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

F6

Note 3 Contingencies, Commitments and Subsequent Events

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

The Company has evaluated subsequent events through March 29, 2011, the date which the financial statements were available to be issued.

Note 4 Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundredth of one cent ($0.0001) per share and no other class of shares is authorized.

On July 4, 2008, the Company issued 100,000 common shares at $0.0001 for services of $10.00.

As of February 28, 2011, the Company has not granted any stock options.

Note 5 Related Party Transaction

A director has advanced $327,477 ($292,737 Cdn plus $26,121 US) to the Company since inception. These amounts are unsecured, non-interest bearing and due on demand.

F7

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Please refer to our Form 10-K filed with the SEC on March 2, 2011 for a more complete description of the risks associated with our company and business.

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

Three month period ended February 28, 2011 compared with the three month period ended February 28, 2010.

Results of Operations

For the three-month periods ended February 28, 2011 and 2010, respectively, we had no revenues from operations.

During the quarter ended February 28, 2011, operating expenses were $32,120 compared with operating expenses of $24,307 in the same period last year. Accounting and audit fees were $1,750 for the quarter, compared to $4,750 in the first quarter of fiscal 2010. There were no expenditures on research and development as most of the research and development has been completed. License agreement fees were $25,091 for the quarter. During the first quarter last year research and development fees were $360 and license agreement fees were $19,023. Consulting fees were $5,000 compared to $nil last year. Bank charges were $187 and office administration expense were $92, this compares to Q1 2010 expenditures of $50 and $124 respectively.

For the three month period ended February 28, 2011, we had an unrealized foreign exchange loss of $20,373 compared to an unrealized loss of $715 in the comparable quarter in 2010.

For the first quarter of fiscal 2011, we had a comprehensive loss to $52,780 compared with a comprehensive loss of $25,022 for the three month period ended February 28, 2010, due to the reasons discussed above.

Capital Resources and Liquidity

As at February 28, 2011, we had assets of $73 and total liabilities of $435,414. Working capital deficit as of February 28, 2011 was $435,341 compared with a working capital deficit of $293,425 as at February 28, 2010. The increase in working capital deficit is due principally to the losses from operations which occurred during the last twelve months.

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

Dr. Pavelic, our director and sole officer, has endeavored to loan funds on an as needed basis in the past, however, we cannot predict whether Dr. Pavelic will be able to provide future loans to us. As of the date of this Report, Dr. Pavelic has outstanding loans owed by us in the amount of $327,477 ($292,737 CDN and $26,121 USD). The loans are due on demand and bear no interest.

Off-Balance Sheet Commitments and Arrangements

As of February 28, 2011, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have not identified any material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended November 30, 2010.

There were no changes in our internal controls over financial reporting during the three month period ended February 28, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: April 4, 2011