Form 10-Q
period 2011-05-31
Opencell Biomed, Inc.
filed 2011-07-15
CIK 1385596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2011

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

Yes [  ] No [X]

At July 15, 2011, 26,140,000 shares of the Registrant's Common Stock were issued and outstanding.

OPENCELL BIOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE
CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS
Balance Sheets as of May 31, 2011 and November 30, 2010 (Unaudited)	F1
Statements of Operations for the Three and Six Months Ended May 31, 2011 and May 31, 2010 and the Period from Inception (November 27, 2007) to May 31, 2011 (Unaudited)	F2
Statement of Stockholders’ Deficiency for the Period from Inception (November 27, 2007) to May 31, 2011 (Unaudited)	F3
Statements of Cash Flows for the Three and Six Months Ended May 31, 2011 and May 31, 2010 and the Period from Inception (November 27, 2007) to May 31, 2011 (Unaudited)	F4
NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS	F5 – F7

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Balance Sheets (Unaudited)
As at May 31, 2011 and November 30, 2010

	May 31,	November 30,
	2011	2010

ASSETS
Current assets
Cash	$69	$-

Total current assets	69	-

Total assets	$69	$-

LIABILITIES
Current liabilities
Bank overdraft	$-	$40
Accounts payable	52,080	78,236
Due to related party	401,693	304,285

Total current liabilities	453,773	382,561

Capital stock $0.0001 par value; 100,000,000 shares authorized; 26,140,000 shares issued and outstanding	2,614	2,614
Additional paid in capital	1,923	1,923
Accumulated other comprehensive income	(44,123)	(22,565)
Deficit accumulated during the development stage	(414,118)	(364,533)

Total Stockholders’ Deficiency	(453,704)	(382,561)
Total Liabilities and Stockholders’ Deficiency	$69	$-

The accompanying notes are an integral part of the financial statements.

F1

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statements of Operations (Unaudited)
For the Three and Six Months Ended May 31, 2011 and May 31, 2010,
and the Period from November 27, 2007 (Inception) to May 31, 2011

					November 27,
	Three Months	Three Months	Six Months	Six Months	2007
	Ended May 31,	Ended May 31,	Ended May 31,	Ended May 31,	(Inception) to
	2011	2010	2011	2010	May 31, 2011
Revenue	$-	$-	$-	$-	$-

Expenses
Accounting and audit	2,625	1,750	4,375	6,500	87,170
Bank charges	203	111	390	1610	946
Office and administrative	186	132	278	256	4,867
Consulting fees	5,000	-	10,000	-	20,000
Legal	155	2,000	155	2,000	28,663
License agreement	-	521	25,091	19,544	79,180
Research and development	8,386	54,848	8,386	55,208	188,452
Realized foreign exchange loss	-	-	-	-	850

Operating loss	(16,555)	(59,362)	(48,675)	(83,669)	(410,128)

Other income (expense)
Interest expense	(623)	-	(910)	-	(2,067)

Net loss	(17,178)	(59,362)	(49,585)	(83.669)	(412,195)

Other comprehensive income (loss)
Foreign exchange gain (loss) on translation of self-sustaining subsidiary	(1,185)	(1,218)	(21,558)	(1,933)	(44,123)

Comprehensive loss	$(18,363)	$(60,580)	$(71,143)	$(85,602)	$(456,318)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,140,000	26,140,000	26,140,000	26,140,000

The accompanying notes are an integral part of the financial statements.

F2

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statement of Stockholders’ Deficiency
For the Period from Inception (November 27, 2007) to May 31, 2011

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Stockholders’
			Paid In	Development	Comprehensive	Equity
	Capital Stock		Capital	Stage	Income	(Deficiency)
Balance, November 27, 2007	-	$-	$-	$-	$-	$-
Issuance of stock for cash	20,000,000	2,000	(1,600)	-	-	400
Net loss for the period ended November 30, 2007	-	-	-	(400)	-	(400)

Balance, November 30, 2007	20,000,000	2,000	(1,600)	(400)	-	-
Cancellation of stock related to reverse merger	(20,000,000)	(2,000)	-	-	-	(2,000)
Issuance of stock related to reverse merger	20,000,000	2,000	-	-	-	2,000
Issuance of stock related to reverse merger	6,040,000	604	3,523	(1,923)	(67)	2,137
Issuance of shares for legal expense	100,000	10	-	-	-	10
Net loss for the year ended November 30, 2008	-	-	-	(113,214)	-	(113,214)
Foreign translation gain (loss)	-	-	-	-	12,990	12,990

Balance, November 30, 2008	26,140,000	2,614	1,923	(115,537)	12,923	(98,077)
Net loss for the year ended November 30, 2009	-	-	-	(142,145)	-	(142,145)
Foreign translation gain (loss)	-	-	-	-	(28,181)	(28,181)

Balance, November 30, 2009	26,140,000	2,614	1,923	(257,682)	(15,258)	(268,403)

Net loss for the year ended November 30, 2010	-	-	-	(106,851)	-	(106,851)
Foreign translation gain (loss)	-	-	-	-	(7,307)	(7,307)

Balance, November 30, 2010	26,140,000	$2,614	$1,923	$(364,533)	$(22,565)	$(382,561)

Net loss for the three month period ended February 28, 2011	-	-	-	(32,407)	-	(32,407)
Foreign translation gain (loss)	-	-	-	-	(20,373)	(20,373)

Balance, February 28, 2011	26,140,000	$2,614	$1,923	$(396,940)	$(42,938)	$(435,341)

Net loss for the three month period ended May 31, 2011	-	-	-	(17,178)	-	(17,178)
Foreign translation gain (loss)	-	-	-	-	(1,185)	(1,185)
Balance, May 31, 2011	26,140,000	$2,614	$1,923	$(414,118)	$(44,123)	$(453,704)

The accompanying notes are an integral part of the financial statements.

F3

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statements of Cash Flows (Unaudited)
For the Three and Six Months Ended May 31, 2011 and May 31, 2010,
and the Period from November 27, 2007 (inception) to May 31, 2011

					November 27,
	Three Months	Three Months	Six Months	Six Months	2007
	Ended May 31,	Ended May 31,	Ended May	Ended May	(Inception) to
	2011	2010	31, 2011	31, 2010	May 31, 2011
Cash Flows From Operating Activities
Net loss	$(17,178)	$(59,362)	$(49,585)	$(83,669)	$(412,195)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Foreign exchange gain (loss)	(1,185)	(1,218)	(21,558)	(1,933)	(44,056)
Stock issued for services	-	-	-	-	10
Reimbursable expenses paid by director	2,941	-	2,941	-	40,902
Prepaid expenses	-	(54)	-	(54)	-
Accounts payable	(55,857)	54,244	(26,156)	67,812	54,217
Bank overdraft	-	-	(40)	-	-
Net cash used in operating activities	(71,279)	(6,390)	(94,398)	(17,844)	(361,122)

Cash Flows From Financing Activities
Loan from director	71,275	6,379	94,467	17,759	360,791
Issuance of shares	-	-	-	-	400
Net cash provided by financing activities	71,275	6,379	94,467	17,759	361,191
Net increase (decrease) in cash	(4)	(11)	69	(85)	69
Cash at the beginning of the period	73	16	-	90	-
Cash at the end of the period	$69	$5	$69	$5	$69

Supplemental disclosure:
Cash paid for:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-
Non-cash financing activity	$2,941	$-	$2,941	$-	$40,902

The accompanying notes are an integral part of the financial statements.

F4

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
May 31, 2011

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

Subsequent to the BIT Transaction, the Company changed its name from Grand Motion Inc. to OpenCell Biomed, Inc.

Going Concern

The Company has not realized revenues since inception. The Company has a deficit accumulated to May 31, 2011 in the amount of $414,118. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through loans from officers and directors. Management plans to raise additional funds through issuance of capital stock or debt securities and further loans from officers and/or directors.

F5

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
May 31, 2011

Note 2 Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited financial statements for the year ended November 30, 2010 included in the Company’s Form l0-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending November 30, 2011.

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

F6

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
May 31, 2011

Note 3 Contingencies, Commitments and Subsequent Events

The Company entered into a licensing agreement with the Canadian National Research Council (“the licensor” or “NRC”) on January 2008, whereby the Company acquired a worldwide exclusive license to the technology relating to the Ti-Foam Dental Implant System. The agreement extends for the duration of patents covering the technology (which expire in 2021). The Company is required to pay the licensor a royalty on each product sale equal to the greater of 3% or $8 ($10 CDN). The agreement also requires the payment of minimum annual royalties of $25,000 CDN on December 31, 2010 and on each anniversary thereafter throughout the term. The annual royalty of $25,000 CDN due on December 31, 2010 is still outstanding. The licensor, subject to re-imbursement of 100% of such costs, is required to obtain and maintain the patents covering the technology.

The Company has evaluated subsequent events through July 15, 2011, the date which the financial statements were available to be issued.

Note 4 Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundredth of one cent ($0.0001) per share and no other class of shares is authorized.

On July 4, 2008, the Company issued 100,000 common shares at $0.0001 for services of $10.00.

As of May 31, 2011, the Company has not granted any stock options.

Note 5 Related Party Transaction

A director has advanced $401,693 ($363,785 Cdn plus $26,121 US) to the Company since inception. These amounts are unsecured, non-interest bearing and due on demand.

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

  Payments related to NRC of $25,000 ($25,000 CDN). We are required to pay licensing fees to the NRC of $25,000 ($25,000 CDN) in December 2011 and each year thereafter to 2021.

  Marketing expenses of $110,000 ($110,000 CDN). We believe that we will begin a marketing and sales program during the fourth fiscal quarter of 2011. We expect to incur approximately $30,000 ($30,000 CDN) on conventions and trade shows, $10,000 ($10,000 CDN) on trade magazines, $4,000 ($4,000 CDN) on website development, and $6,000 ($6,000 CDN) on direct mail. In addition, we intend to hire two sales employees to develop a sales distribution network at cost of base annual salary of $60,000 ($60,000 CDN) per person plus commissions.

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

Three month period ended May 31, 2011 compared with the three month period ended May 31, 2010.

Results of Operations

For the three-month periods ended May 31, 2011 and 2010, respectively, we had no revenues from operations.

During the quarter ended May 31, 2011, operating expenses were $16,555 compared with operating expenses of $59,362 in the same period last year. Accounting and audit fees were $2,625 for the quarter, compared to $1,750 in the second quarter of fiscal 2010. There were expenditures of $8,386 on research and development compared to $54,848 from last year. Consulting fees were $5,000 compared to $nil last year. Legal fees were $155 versus $2,000 during the same period last year. Bank charges were $203 and office administration expense were $186, this compares to Q2 2010 expenditures of $111 and $132 respectively.

For the three month period ended May 31, 2011, we had an unrealized foreign exchange loss of $1,185 compared to an unrealized loss of $1,218 in the comparable quarter in 2010.

For the second quarter of fiscal 2011, we had a comprehensive loss to $18,363 compared with a comprehensive loss of $60,580 for the three month period ended May 31, 2010, due to the reasons discussed above.

Capital Resources and Liquidity

As at May 31, 2011, we had assets of $69 and total liabilities of $453,773. Working capital deficit as of May 31, 2011 was $453,704 compared with a working capital deficit of $354,005 as at May 31, 2010. The increase in working capital deficit is due principally to the losses from operations which occurred during the last twelve months.

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

Dr. Pavelic, our director and sole officer, has endeavored to loan funds on an as needed basis in the past, however, we cannot predict whether Dr. Pavelic will be able to provide future loans to us. As of the date of this Report, Dr. Pavelic has outstanding loans owed by us in the amount of $401,693 ($363,785 CDN and $26,121 USD). The loans are due on demand and bear no interest.

Off-Balance Sheet Commitments and Arrangements

As of May 31, 2011, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There were no changes in our internal controls over financial reporting during the three month period ended May 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: July 15, 2011