Form 10-Q
period 2011-08-31
Opencell Biomed, Inc.
filed 2011-10-20
CIK 1385596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2011

OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1): Yes [X] No [_] (2): Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

At October 20, 2011, 26,140,000 shares of the Registrant's Common Stock were issued and outstanding.

OPENCELL BIOMED, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE
CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS
Balance Sheets as of August 31, 2011 and November 30, 2010 (Unaudited)	F1
Statements of Operations for the Three and Nine Months Ended August 31, 2011 and August 31, 2010 and the Period from Inception (November 27, 2007) to August 31, 2011 (Unaudited)	F2
Statement of Stockholders’ Deficiency for the Period from Inception (November 27, 2007) to August 31, 2011 (Unaudited)	F3
Statements of Cash Flows for the Three and Nine Months Ended August 31, 2011 and August 31, 2010 and the Period from Inception (November 27, 2007) to August 31, 2011 (Unaudited)	F4
NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS	F5 – F7

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Balance Sheets (Unaudited)
As at August 31, 2011 and November 30, 2010

	August 31,	November 30,
	2011	2010

ASSETS
Current assets
Cash	$50	$-
Total current assets	50	-

Total assets	$50	$-

LIABILITIES
Current liabilities
Bank overdraft	$-	$40
Accounts payable	72,452	78,236
Due to related party	398,045	304,285
Total current liabilities	470,497	382,561

Capital stock $0.0001 par value; 100,000,000 shares authorized; 26,140,000 shares issued and outstanding	2,614	2,614
Additional paid in capital	1,923	1,923
Accumulated other comprehensive income	(39,565)	(22,565)
Deficit accumulated during the development stage	(435,419)	(364,533)
Total Stockholders’ Deficiency	(470,447)	(382,561)
Total Liabilities and Stockholders’ Deficiency	$50	$-

The accompanying notes are an integral part of the financial statements.

F1

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statements of Operations (Unaudited)
For the Three and Nine Months Ended August 31, 2011 and August 31, 2010,
and the Period from November 27, 2007 (Inception) to August 31, 2011

					November 27,
					2007
	Three Months	Three Months	Nine Months	Nine Months	(Inception) to
	Ended August 31,	Ended August 31,	Ended August 31,	Ended August 31,	August 31,
	2011	2010	2011	2010	2011
Revenue	$-	$-	$-	$-	$-

Expenses
Accounting and audit	2,188	1,750	6,563	8,250	89,358
Bank charges	19	47	409	208	965
Office and administrative	588	122	866	378	5,455
Consulting fees	5,000	-	15,000	-	25,000
Legal	-	-	155	2,000	28,663
License agreement	-	-	25,091	19,544	79,180
Research and development	13,304	-	21,690	55,208	201,756
Realized foreign exchange loss	-	-	-	-	850
Operating loss	(21,099)	(1,919)	(69,774)	(85,588)	(431,227)
Other income (expense)
Interest expense	(202)	(463)	(1,112)	(463)	(2,269)
Net loss	(21,301)	(2,382)	(70,886)	(86,051)	(433,496)

Other comprehensive income (loss)
Foreign exchange gain (loss) on translation of self-sustaining subsidiary	4,558	7,060	(17,000)	5,127	(39,565)
Comprehensive income (loss)	$(16,743)	$4,678	$(87,886)	$(80,924)	$(473,061)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,140,000	26,140,000	26,140,000	26,140,000

The accompanying notes are an integral part of the financial statements.

F2

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statement of Stockholders’ Deficiency
For the Period from Inception (November 27, 2007) to August 31, 2011

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Stockholders’
			Paid In	Development	Comprehensive	Equity
	Capital Stock		Capital	Stage	Income	(Deficiency)
Balance, November 27, 2007	-	$-	$-	$-	$-	$-
Issuance of stock for cash	20,000,000	2,000	(1,600)	-	-	400
Net loss for the period ended November 30, 2007	-	-	-	(400)	-	(400)

Balance, November 30, 2007	20,000,000	2,000	(1,600)	(400)	-	-
Cancellation of stock related to reverse merger	(20,000,000)	(2,000)	-	-	-	(2,000)
Issuance of stock related to reverse merger	20,000,000	2,000	-	-	-	2,000
Issuance of stock related to reverse merger	6,040,000	604	3,523	(1,923)	(67)	2,137
Issuance of shares for legal expense	100,000	10	-	-	-	10
Net loss for the year ended November 30, 2008	-	-	-	(113,214)	-	(113,214)
Foreign translation gain (loss)	-	-	-	-	12,990	12,990

Balance, November 30, 2008	26,140,000	2,614	1,923	(115,537)	12,923	(98,077)
Net loss for the year ended November 30, 2009	-	-	-	(142,145)	-	(142,145)
Foreign translation gain (loss)	-	-	-	-	(28,181)	(28,181)

Balance, November 30, 2009	26,140,000	2,614	1,923	(257,682)	(15,258)	(268,403)

Net loss for the year ended November 30, 2010	-	-	-	(106,851)	-	(106,851)
Foreign translation gain (loss)	-	-	-	-	(7,307)	(7,307)

Balance, November 30, 2010	26,140,000	$2,614	$1,923	$(364,533)	$(22,565)	$(382,561)

Net loss for the three month period ended February 28, 2011	-	-	-	(32,407)	-	(32,407)
Foreign translation gain (loss)	-	-	-	-	(20,373)	(20,373)

Balance, February 28, 2011	26,140,000	$2,614	$1,923	$(396,940)	$(42,938)	$(435,341)

Net loss for the three month period ended May 31, 2011	-	-	-	(17,178)	-	(17,178)
Foreign translation gain (loss)	-	-	-	-	(1,185)	(1,185)

Balance, May 31, 2011	26,140,000	$2,614	$1,923	$(414,118)	$(44,123)	$(453,704)

Net loss for the three month period ended August 31, 2011	-	-	-	(21,301)	-	(21,301)
Foreign translation gain	-	-	-	-	4,558	4,558

Balance, August 31, 2011	26,140,000	$2,614	$1,923	$(435,419)	$(39,565)	$(470,447)

The accompanying notes are an integral part of the financial statements.

F3

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Consolidated Condensed Interim Statements of Cash Flows (Unaudited)
For the Three and Nine Months Ended August 31, 2011 and August 31, 2010,
and the Period from November 27, 2007 (inception) to August 31, 2011

					November 27,
	Three Months	Three Months	Nine Months	Nine Months	2007
	Ended August 31,	Ended August 31,	Ended August 31,	Ended August 31,	(Inception) to
	2011	2010	2011	2010	August 31, 2011
Cash Flows From Operating Activities
Net loss	$(21,301)	$(2,382)	$(70,886)	$(86,051)	$(433,496)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Foreign exchange gain (loss)	4,558	7,060	(17,000)	5,127	(39,498)
Stock issued for services	-	-	-	-	10
Reimbursable expenses paid by director	500	-	3,441	-	41,402
Prepaid expenses	-	54	-	-	-
Accounts payable	20,372	(1,083)	(5,784)	66,729	74,589
Bank overdraft	-	-	(40)	-	-
Net cash used in operating activities	4,129	3,649	(90,269)	(14,195)	(356,993)

Cash Flows From Financing Activities
Loan from director	(4,148)	(3,647)	90,319	14,112	356,643
Issuance of shares	-	-	-	-	400
Net cash provided by financing activities	(4,148)	(3,647)	90,319	14,112	357,043
Net increase (decrease) in cash	(19)	2	50	(83)	50
Cash at the beginning of the period	69	5	-	90	-
Cash at the end of the period	$50	$7	$50	$7	$50

Supplemental disclosure:
Cash paid for:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-
Non-cash financing activity	$500	$-	$3,441	$-	$41,402

The accompanying notes are an integral part of the financial statements.

F4

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
August 31, 2011

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

Subsequent to the BIT Transaction, the Company changed its name from Grand Motion Inc. to OpenCell Biomed, Inc.

Going Concern

The Company has not realized revenues since inception. The Company has a deficit accumulated to August 31, 2011 in the amount of $435,419. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through loans from officers and directors. Management plans to raise additional funds through issuance of capital stock or debt securities and further loans from officers and/or directors.

F5

OPENCELL BIOMED, INC. (FORMERLY GRAND MOTION, INC.)
(A Development Stage Company)
Notes to the Consolidated Condensed Interim Financial Statements (Unaudited)
August 31, 2011

Note 2 Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited financial statements for the year ended November 30, 2010 included in the Company’s Form l0-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending November 30, 2011.

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
August 31, 2011

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

The Company has evaluated subsequent events through October 15, 2011, the date which the financial statements were available to be issued.

Note 4 Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one hundredth of one cent ($0.0001) per share and no other class of shares is authorized.

On July 4, 2008, the Company issued 100,000 common shares at $0.0001 for services of $10.00.

As of August 31, 2011, the Company has not granted any stock options.

Note 5 Related Party Transaction

A director has advanced $398,045 ($363,785 Cdn plus $26,621 US) to the Company since inception. These amounts are unsecured, non-interest bearing and due on demand.

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

Three month period ended August 31, 2011 compared with the three month period ended August 31, 2010.

Results of Operations

For the three-month periods ended August 31, 2011 and 2010, respectively, we had no revenues from operations.

During the quarter ended August 31, 2011, operating expenses were $21,099 compared with operating expenses of $1,919 in the same period last year. Accounting and audit fees were $2,188 for the quarter, compared to $1,750 in the third quarter of fiscal 2010. There were expenditures of $13,304 on research and development compared to $nil from last year. Consulting fees were $5,000 compared to $nil last year. Bank charges were $19 and office administration expense were $588, this compares to Q3 2010 expenditures of $47 and $122 respectively.

For the three month period ended August 31, 2011, we had an unrealized foreign exchange gain of $4,558 compared to an unrealized gain of $7,060 in the comparable quarter in 2010.

For the third quarter of fiscal 2011, we had a comprehensive loss to $16,743 compared with a comprehensive income of $4,678 for the three month period ended August 31, 2010, due to the reasons discussed above.

Capital Resources and Liquidity

As at August 31, 2011, we had assets of $50 and total liabilities of $470,497. Working capital deficit as of August 31, 2011 was $470,447 compared with a working capital deficit of $349,327 as at August 31, 2010. The increase in working capital deficit is due principally to the losses from operations which occurred during the last twelve months.

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

Dr. Pavelic, our director and sole officer, has endeavored to loan funds on an as needed basis in the past, however, we cannot predict whether Dr. Pavelic will be able to provide future loans to us. As of the date of this Report, Dr. Pavelic has outstanding loans owed by us in the amount of $398,045 ($363,785 CDN and $26,621 USD). The loans are due on demand and bear no interest.

Off-Balance Sheet Commitments and Arrangements

As of August 31, 2011, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There were no changes in our internal controls over financial reporting during the three month period ended August 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: October 20, 2011