Form 10-Q/A
period 2007-05-31
Opencell Biomed, Inc.
filed 2014-01-15
CIK 1385596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

[X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended May 31, 2007.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the transition period _____________ to ______________.

Commission File Number 333-141094

OPENCELL BIOMED INC.

(F/N/A GRAND MOTION, INC.)

----------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada

------------------------------

(State or other jurisdiction of incorporation or organization)

Pending

------------------------------------

(IRS Employer Identification Number)

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

Yes No X

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

Stockholders' Equity
--------------------
Capital stock $0.0001 par value;
100,000,000 shares authorized;
4,000,000 shares issued and outstanding	400	400
Deficit accumulated during the development stage	(28,115)	(5,075)
	------------	-----------
Total Stockholders' Equity	(27,715)	(4,675)
	------------	-----------
Total Liabilities and Stockholders' Equity	$ 3,375	$ 16,083
	============	==========

The accompanying notes are an integral part of these financial statements

GRAND MOTION, INC.

(A Development Stage Company)

INTERIM STATEMENT OF INCOME

(Unaudited)
			July 7, 2006
	Three Months	Six Months	(Inception)
	Ended	Ended	Through
	May 31,	May 31,	May 31,
	2007	2007	2007
	----	----	----

Revenue	$ -	$ -	$ -

Expenses
Accounting and audit fees	$ 2,500	$ 6,810	$ 6,810
Depreciation	142	284	326
Bank charges and interest	347	715	959
Consulting	-	1,100	1,100
Officer compensation	1,000	1,000	3,000
Office and administrative	864	1,141	1,216
Organization costs	-	-	664
Legal	2,500	2500	2,500
Rent	575	890	890
Travel and promotion	53	100	2,150
Website development	-	8,500	8,500
	---------------	--------------	--------------
Net income (loss)	$ (7,981)	$ (23,040)	$ (28,115)
	===========	==============	========
Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)
	===========	==============	========
Weighted average number of common shares
outstanding	4,000,000	4,000,000
	===========	==============	========

The accompanying notes are an integral part of these financial statements

GRAND MOTION, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)
July 7, 2006
	Six Months	(Inception)
	Ended	Through
	May 31,	May 31,
	2007	2007
	----	----

Cash Flows From Operating Activities
Net income (loss)	$ (23,040)	$ (28,115)

Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
Depreciation	284	326
Prepaid expenses	(500)	(500)
Security deposit	(175)	(175)
Accounts payable	9,823	9,823
Accounts payable related parties	-	3,675
	---------------	---------------
Net cash provided by (used for) operating activities	(13,608)	(14,966)
	---------------	---------------
Cash Flows From Investing	Activities
Purchase of fixed assets	-	(1,936)
Marketing and agency rights	-	(1,000)
	---------------	---------------
Net cash provided by (used for) investing activities	-	(2,936)
	---------------	---------------
Cash Flows From Financing	Activities
Note payable related party	509	17,592
Issuance of common stock	-	400
	---------------	---------------
Net cash provided by (used for) financing activities	509	17,992
	---------------	---------------

Net Increase (Decrease) In Cash	(13,099)	90

Cash At The Beginning Of The Period	13,189	-
	---------------	---------------
Cash At The End Of The Period	$ 90	$ 90
	===============	===============

Supplemental disclosure:
Cash paid for:
Interest	$ -	$ -
	===============	===============
Income Taxes	$ -	$ -
	===============	===============

The accompanying notes are an integral part of these financial statements

GRAND MOTION, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)
					Deficit
					Accumulated
					During the
		Common Shares	Paid In	Development	Stockholders'
	Number	Par Value	Capital	Stage	Equity
	------	---------	-------	-----	------

Balances, July 7, 2006	-	$ -	$ -	$ -	$ -

Issuance of stock for cash	4,000,000	400	-	-	400
Net gain (loss) for the period
ended November 30, 2006	-	-	-	(5,075)	(5,075)
	-----------	-----------	-----------	----------	-------------
Balances, November 30, 2006	4,000,000	400	-	(5,075)	(4,675)

Net gain (loss) for the period
ended May 31, 2007	-	-	-	(23,040)	(23,040)
	-----------	-----------	-----------	----------	--------------
Balances, May 31, 2007	4,000,000	$ 400	$ -	$ (28,115)	$ (27,715)

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

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

On August 9, 2007 we have filed the Form 8-K announcing the appointment of a director to the Company's Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Opencell Biomed (f/n/a Grand Motion, Inc.)

/s/ Mislav Pavelic

---------------------------

Mislav Pavelic

President, and Principal Financial and Accounting Officer

Dated: January 14, 2014