Form 10-Q/A
period 2007-08-31
Opencell Biomed, Inc.
filed 2014-01-15
CIK 1385596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

[X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended August 31, 2007

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

GRAND MOTION, INC.

(A Development Stage Company)

BALANCE SHEET
	August 31,	November 30,
	2007	2006
	----	----
ASSETS	(Unaudited)	(Audited)
------

Current assets
Cash	$ 27,529	$ 13,189
Prepaid expenses	500	-
Security deposit	175	-
	--------------	----------------
Total current assets	28,204	13,189

Property and equipment, net	1,468	1,894
Distributor rights	1,000	1,000
	--------------	----------------
Total assets	$30,672	$16,083
	==============	================

LIABILITIES & STOCKHOLDERS'EQUITY
Current liabilities
Accounts payable	$ 8,500	$ -
Due to related parties	3,675	3,675
Notes payable related parties	17,849	17,083
	--------------	----------------
Total current liabilities	30,024	20,758
	--------------	----------------

Stockholders' Equity
--------------------
Capital stock $0.0001 par value;
100,000,000 shares authorized;
7,020,000 shares issued and outstanding
(November 30, 2006 - 4,000,000)	702	400
Additional paid in capital	44,998	-
Deficit accumulated during the development stage	(45,052)	(5,075)
	--------------	----------------
Total Stockholders' Equity	648	(4,675)
	--------------	----------------
Total Liabilities and Stockholders' Equity	$30,672	$16,083
	==============	================

The accompanying notes are an integral part of these financial statements

GRAND MOTION, INC.

(A Development Stage Company)

INTERIM STATEMENT OF INCOME

(Unaudited)
			July 7, 2006	July 7, 2006
	Three Months	Nine Months	(Inception)	(Inception)
	Ended	Ended	Through	Through
	August 31,	August 31,	August 31,	August 31,
	2007	2007	2006	2007
	----	----	----	----

Revenue	$ -	$-	$ -	$ -
	-------------	------------	-----------	--------------
Expenses
Accounting and audit fees	$ 2,500	$9,310	$ -	$ 9,310
Depreciation	142	426	-	468
Bank charges and interest	302	1,017	-	1,261
Consulting	6,500	7,600	-	7,600
Officer compensation	1,000	2,000	-	4,000
Office and administrative	243	1,384	-	1,459
Organization costs	-	-	664	664
Legal	-	2,500	-	2,500
Rent	577	1,467	-	1,467
Travel and promotion	4,876	4,976	-	7,026
Transfer agent	797	797	-	797
Website development	-	8,500	-	8,500
	-------------	------------	-----------	--------------
Net income (loss)	$ (16,937)	$(39,977)	$ (664)	$(45,052)
	=============	============	============	==============
Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$ (0.00)
	=============	============	============

Weighted average number of
common shares outstanding	5,245,109	4,816,066	-
	=============	============	============

The accompanying notes are an integral part of these financial statements

GRAND MOTION, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)
		July 7, 2006	July 7, 2006
	Nine Months	(Inception)	(Inception)
	Ended	Through	Through
	August 31,	August 31,	August 31,
	2007	2006	2007
	----	----	----

Cash Flows From Operating Activities
Net income (loss)	$(39,977)	$(664)	$(45,052)

Adjustments to reconcile net income to net cash
Provided by (used for) operating activities:
Depreciation	426	-	468
Prepaid expenses	(500)	-	(500)
Security deposit	(175)	-	(175)
Accounts payable	8,500	-	8,500
Accounts payable related parties	-	664	3,675
	-------------	------------	--------------
Net cash provided by (used for) operating activities	(31,726)	-	(33,084)
	-------------	------------	--------------

Cash Flows From Investing Activities
Purchase of fixed assets	-	-	(1,936)
Marketing and agency rights	-	-	(1,000)
	-------------	------------	--------------
Net cash provided by (used for) investing activities	-	-	(2,936)
	-------------	------------	--------------

Cash Flows From Financing Activities
Note payable related party	766	-	17,849
Issuance of common stock	45,300	-	45,700
	-------------	------------	--------------
Net cash provided by (used for) financing activities	46,066	-	63,549
	-------------	------------	--------------

Net Increase (Decrease) In Cash	14,340	-	27,529

Cash At The Beginning Of The Period	13,189	-	-
	-------------	------------	--------------

Cash At The End Of The Period	$27,529	$-	$27,529
	=============	============	==============

Supplemental disclosure:
Cash paid for:
Interest	$ -	$-	$ -
=============	============	==============
Income Taxes	$ -	$-	$ -
=============	============	==============

The accompanying notes are an integral part of these financial statements

GRAND MOTION, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)
					Deficit
					Accumulated
					During the
	Common Shares		Paid In	Development	Stockholders'
	Number	Par Value	Capital	Stage	Equity
	------	---------	-------	-----	------

Balances, July 7, 2006	-	$-	$-	$-	$-

Issuance of stock for cash	4,000,000	400	-	-	400
Net gain (loss) for the period
ended November 30, 2006	-	-	-	(5,075)	(5,075)
	---------	--------------	--------------	---------------	---------------
Balances, November 30, 2006	4,000,000	400	-	(5,075)	(4,675)

Issuance of stock for cash:
- at $0.015 per share	3,020,000	302	44,998	-	45,300
Net gain (loss) for the period
ended August 31, 2007	-	-	-	(39,977)	(39,977)
	---------	--------------	--------------	---------------	---------------
Balances, August 31, 2007	7,020,000	$702	$ 44,998	$(45,052)	$648

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