Form 10-Q/A
period 2008-02-29
Opencell Biomed, Inc.
filed 2014-01-15
CIK 1385596

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

OPENCELL BIOMED INC,

(F/N/A GRAND MOTION, INC.)

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada

(State or other jurisdiction of incorporation or organization)

75-3255895

(I.R.S. Employer ID No.)

c/o State Agent and Transfer Syndicate, Inc.,

112 North Curry Street, Carson City, NV

(Address of principal executive offices)

89703

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